Form 10-K
period 2025-12-31
CoreCivic, Inc.
filed 2026-02-20
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates was approximately $2,216,804,746 as of June 30, 2025 based on the closing price of such shares on the New York Stock Exchange on that day. The number of shares of the registrant's Common Stock outstanding on February 13, 2026 was 97,709,228.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, currently scheduled to be held on May 14, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CORECIVIC, INC.

FORM 10-K

For the fiscal year ended December 31, 2025

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, or Annual Report, contains statements as to our beliefs and expectations of the outcome of future events that are forward-looking statements as defined within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "projects," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made in this Annual Report. These include, but are not limited to, the risks and uncertainties associated with:

•
changes in government policy, legislation and regulations that affect utilization of the private sector for corrections, detention, and residential reentry services, in general, or our business, in particular, including, but not limited to, the continued utilization of our correctional and detention facilities by the federal government as a consequence of presidential executive orders, changes in how the federal government, including U.S. Immigration and Customs Enforcement, or ICE, elects to use our detention capacity or otherwise procures alternative detention capacity, and the impact of any changes to immigration reform and sentencing laws (we do not, under longstanding policy, lobby for or against policies or legislation that would determine the basis for, or duration of, an individual's incarceration or detention);
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
•
our ability to successfully activate idle facilities in a timely manner in order to meet the growth in demand for our facilities and services from the federal government that has occurred as a result of changes in policies and actions of the current presidential administration, and to realize projected returns resulting therefrom;
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
•
government budget uncertainty, the impact of debt ceilings and the potential for government shutdowns and changing budget priorities;
•
our ability to successfully identify and consummate future development and acquisition opportunities, integrate their operations, and realize projected returns resulting therefrom; and
•
the availability of debt and equity financing on terms that are favorable to us, or at all.

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
•
We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could negatively impact our business.
•
We are dependent on government appropriations, and our results of operations may be negatively affected by governmental budgetary challenges or government shutdowns.
•
Efforts to reduce the U.S. federal deficit could adversely affect our business, financial condition and results of operations.
•
Competition may adversely affect the profitability of our business.
•
We are subject to terminations, non-renewals, or competitive re-bids of our government contracts.
•
Our ability to secure new contracts to develop and manage correctional, detention, and residential reentry facilities depends on many factors outside our control.
•
Expectations about continued growth in the utilization of detention beds by the federal government may not be realized, which could negatively impact our stock price.
•
ICE, the federal executive agency under the direction of the Department of Homeland Security, or DHS, has recently expanded its methods for physical detention by utilizing non-traditional detention capacity and by obtaining ownership of non-traditional facilities, and such methods could have an adverse impact on our business.
•
We may face community opposition to facility location, which may adversely affect our ability to obtain or timely activate new contracts.
•
We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may have an adverse impact on our business, financial condition and results of operations and not be recouped.
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
•
The failure to comply with data privacy and security legal requirements could have an adverse impact on our business, reputation, financial position and results of operations.
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
•
We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.
•
We are subject to risks related to corporate responsibility.
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
•
An increase in interest rates increases the cost of our variable rate debt.
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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States. As of December 31, 2025, through our CoreCivic Safety segment, we operated 44 correctional and detention facilities, 40 of which we owned or controlled via a long-term lease, with a total design capacity of approximately 68,000 beds. Through our CoreCivic Community segment, we owned and operated 20 residential reentry centers, which we owned or controlled via a long-term lease, with a total design capacity of approximately 4,000 beds. In addition, through our CoreCivic Properties segment, we owned five properties, with a total design capacity of approximately 8,000 beds.

In addition to providing fundamental residential services, our correctional, detention, and residential reentry facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to help reduce recidivism and to prepare individuals in our care for their successful reentry into society upon their release. We also provide or make available to individuals in our care certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

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

Our ongoing operations are organized into three principal business segments:

•
CoreCivic Safety segment, consisting of 44 correctional and detention facilities that are owned or controlled via a long-term lease and managed by CoreCivic, as well as those correctional and detention facilities owned by third parties but managed by CoreCivic. CoreCivic Safety also includes the operating results of our subsidiary that provides transportation services to governmental agencies, TransCor America, LLC, or TransCor.
•
CoreCivic Community segment, consisting of 20 residential reentry centers that are owned or controlled via a long-term lease and managed by CoreCivic. CoreCivic Community also includes the operating results of our electronic monitoring and case management services.
•
CoreCivic Properties segment, consisting of five correctional real estate properties owned by CoreCivic held for lease to government agencies.

For the years ended December 31, 2025, 2024, and 2023, our total segment net operating income, which we define as a facility's revenues (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2025	2024	2023
Segment:
Safety	91.7%	91.1%	84.7%
Community	5.1%	4.6%	5.2%
Properties	3.2%	4.3%	10.1%

Our customers primarily consist of federal, state, and local government agencies. Federal correctional and detention authorities primarily consist of ICE, the United States Marshals Service, or USMS, and the Federal Bureau of Prisons, or BOP. Payments by federal correctional, detention and residential reentry authorities represented 54%, 51%, and 52% of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively.

Our customer contracts for providing bed capacity and correctional, detention, and residential reentry services in our CoreCivic Safety and CoreCivic Community segments typically have terms of one to five years and contain multiple renewal options. Most of our facility contracts also contain clauses that allow the government agency to terminate the contract at any time without cause, and our facility contracts are generally subject to annual or bi-annual legislative appropriations of funds. Notwithstanding these termination clauses, the contract renewal rate for properties we owned or controlled via long-term lease in these segments was approximately 97% over the five years ended December 31, 2025. The lease agreements in our CoreCivic Properties segment typically have terms of five to twenty years including renewal options, and generally have more restrictive termination clauses.

In our CoreCivic Safety and CoreCivic Community segments, we are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels. Occupancy rates for a particular facility are typically low when first opened or immediately following an expansion. However, beyond the start-up period, which typically ranges from 90 to 180 days, the occupancy rate tends to stabilize. The average compensated occupancy of our correctional, detention, and residential reentry facilities, based on rated capacity was as follows for 2025, 2024, and 2023:

	2025	2024	2023
CoreCivic Safety facilities	78%	76%	72%
CoreCivic Community facilities	68%	65%	62%
Total	77%	75%	72%

The average compensated occupancy of our CoreCivic Safety and CoreCivic Community facilities, excluding idled facilities, was 86%, 86%, and 82% for 2025, 2024, and 2023, respectively.

Operating Procedures and Inmate and Resident Services for Correctional, Detention, and Residential Reentry Facilities

Pursuant to the terms of our customer contracts, we are responsible for the overall operations of our facilities, including staff recruitment, general administration of the facilities, facility maintenance, security, and supervision of the individuals in our care. We are required by our customer contracts to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability, and property loss or damage. We also are required to indemnify our customers for claims and costs arising out of our operations and, in certain cases, to maintain performance bonds and other collateral requirements.

Reentry programs.

We believe a focus on inmate reentry provides great benefits for our communities – more people living healthy and productive lives and contributing to strong families and local economies. We have committed to evolving our model with an increased focus on reentry services, and we are working to equip the men and women in our care with the skills, services, support, and resources they need to be successful upon reentry into society.

We provide a wide range of evidence-based reentry programs and activities in our facilities. At most of the facilities we manage, individuals in our care have the opportunity to enhance their basic education from literacy through earning a high school equivalency certificate endorsed by their respective state. In some cases, we also provide opportunities for postsecondary educational achievements and chances to participate in college degree programs.

For the individuals in our care who are close to taking their GED/HiSET exam, we have invested in the equipment needed to use the GED/HiSET Academy software program, which is an offline software program providing over 200 hours of individualized lessons up to a 12th grade level. The GED/HiSET Academy incorporates teaching best practices and provides an atmosphere to engage and motivate students to learn everything they need to know to pass the GED/HiSET exam. According to a 2022 study by Steven Sprick Schuster and Ben Stickle, "Are Schools in Prison Worth It? The Effects of and Economic Returns to Prison Education", prison education decreases the likelihood of recidivism by 14.8% and increases the likelihood of employment by 6.9%.

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

We are proud of the educational programs we offer and intend to maintain and continue to develop such programs. Examples of programs and new programming technology we deployed or expanded over the previous three years:

•
In 2025, we completed a pilot study at our Lake City Correctional Facility in Lake City, Florida using the "Reel Resilience" program, a turnkey program that uses films, reflection, and practical exercises to help incarcerated individuals build resilience and prepare for reentry. The films are licensed and distributed by Swank Motion Pictures, Inc., an international, non-theatrical film distributor which distributes movies and TV shows beyond homes and theaters to non-theatrical markets, including correctional facilities. The Reel Resilience program consists of 12 weekly sessions with an assigned group of 45-60 participants. Pre- and post-tests were used to measure the amount of increase in resilience. We presented the outcomes of the pilot study at the 2025 summer conference of the American Correctional Association, or ACA, and are currently expanding the program across other of our facilities.

•
In 2025, we completed the first phase of a pilot study at our Red Rock Correctional Center in Eloy, Arizona using "The Dash", an assessment tool created by Dr. Kevin Wright, Director of the Center for Correctional Solutions and Associate Professor in the Arizona State University School of Criminology and Criminal Justice, and a group of trained inmate participatory researchers. The assessment tool is designed to function as a roadmap for how people spend their time while incarcerated and as an assessment to identify improvement over time, focusing on the "better than arrival" mind-set. The assessment is peer delivered and promotes the "Six Dimensions of Wellness": emotional, occupational, physical, social, intellectual, and spiritual. We plan to complete the pilot study and expand the program to other facilities in 2026.
•
In 2025, we implemented and piloted several additional programs to help prepare justice-involved individuals for life after release, including partnering with the Native American Fatherhood and Family Association, or NAFFA, to pilot a program at our Bent County Correctional Facility and our Crowley County Correctional Facility, both in Colorado. NAFFA is an Arizona-based non-profit organization that provides programs to strengthen families through four curricula: (1) Fatherhood Is Sacred® and Motherhood Is Sacred®, (2) Linking Generations by Strengthening Relationships®, (3) Addressing Family Violence & Abuse©, and (4) Suicide Prevention©. We plan to expand the program to other facilities in 2026.
•
In 2024, we developed Go Further Discovery, a new resident learning management system, or LMS, which offers self-directed digital content in the areas of academics, continuing technical education, career preparation, entrepreneurship, behavior change, reentry, faith-based, inspirational, and self-help. LMS includes courses from content partners, as well as content developed internally by CoreCivic. In 2025, we added 103 new courses, 17 of which are from Lived Experience partners and 10 of which were developed by CoreCivic staff. Over 600 incarcerated persons used Go Further Discovery in 2025 and completed over 2,500 courses.
•
In 2023, we partnered with Our Journey, a non-profit organization led by an individual who has lived experience as a justice-involved individual. Our Journey produces reentry booklets customized for each state. The booklets are written from the lived-experience perspective and use information gathered from focus groups and community networks to develop customized local information. We are partnering with Our Journey to produce these booklets for each state in which we have facilities. Booklets for the states of Georgia and Tennessee were completed in 2023 and 2024, respectively, and booklets for the states of Arizona and Colorado were completed in 2025, with more booklets planned for 2026.

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

Additional program offerings include our Victim Impact Programs, available at a number of our Safety and Community facilities, which seek to educate individuals in our care about the negative effects their criminal conduct can have on others. All of our facility chaplains facilitate diverse and inclusive opportunities for those in our care to engage in the practice of spirituality and to exercise individual religious freedom. In several facilities, we offer faith-based programs with an emphasis on character development, spiritual growth, and successful reentry. Beginning in 2024, we utilized "Finding the Good Life", a custom evidence-based inter-faith curriculum we developed with The Change Companies. The Change Companies helps organizations in behavioral health, corrections and addiction treatment bridge the gap between theory and practice.

Our Reentry and Life Skills programs prepare individuals in our care for life after incarceration by teaching them how to successfully conduct a job search, how to manage their budget and financial matters, parenting skills, and relationship and family skills. Equally significant, we offer cognitive behavioral programs aimed at changing anti-social attitudes and behaviors in individuals in our care, with a focus on altering the level of criminal thinking. In 2017, we introduced a comprehensive reentry strategy we call "Go Further," a forward thinking, process approach to reentry. "Go Further" encompasses all facility reentry programs, adds a proprietary cognitive/behavioral curriculum, and encourages staff and individuals in our care to take a collaborative approach to assist in reentry preparation.

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

For example, most of our community corrections facilities have community networking programs, like those at our Cheyenne Transitional Center in Wyoming, to help residents connect with community members and match them with jobs. Our staff takes an active role in going into the community and creating collaborative relationships with employers to assist residents when they first arrive at one of our facilities and provide support for a smoother transition in job seeking. Our programs in the state of Colorado partner with a financial institution to conduct classes with our residents on financial wellness, including the importance of having a savings account, the importance of, and how to establish, credit, and how to establish a bank account. At our CAI Ocean View facility in California, we offer our residents the ability to receive a "Certificate of Completion in Money Smarts and Transitional Skills". The classes are taught by our Employment Specialist and Program Facilitator at the Ocean View facility and are offered to all residents. The Ocean View facility has also partnered with the San Diego City College to offer residents classes in forklift operation, auto mechanics, and carpentry. We have also partnered with Coastline and Career Expansion, Inc. at our CAI Boston Avenue facility in California to provide a training program in workforce development, construction, utilities, energy and safety. Participants learn skills from basic industry awareness to Occupational Safety and Health Administration, or OSHA, requirements in this five-week, on-site program. They also learn how to properly use hand and power tools, and how to safely handle construction materials. Upon completion, participants receive an industry-recognized certificate. In addition, we have several other programs at our CAI Boston Avenue facility including, among others, our Go Further program mentioned above, a Victim Impact Program, a Seeking Safety program, and most recently, a "Vehicles for Change Automotive Technician Training" program in San Diego, California. Vehicles for Change is a non-profit organization that provides automotive technician training to justice-involved individuals. Participants who successfully complete the program receive referrals to recognized auto industry employers and test preparation for the Automotive Service Excellence Certification.

In addition to the programs mentioned above, our South Raleigh Reentry Center in Raleigh, North Carolina, has partnered with the North Carolina Works and Wake Local Reentry Council, or WLRC, to help residents gain culinary, heavy machinery operator and forklift certifications, as well as assistance with obtaining a Commercial Driver's License. WLRC is a collaborative of organizations working to help men and women transition back into the community after leaving incarceration. Further, in 2025, our Austin Transitional Center in Texas hosted a resource event alongside Reverse Re-Entry Services, a non-profit organization. The event connected residents to a local health clinic, rehabilitation services, housing, and introduced them to formerly incarcerated individuals who have successfully reintegrated into their communities. In some of our community corrections facilities, we offer housing and program services to parolees who have completed their sentence but lack a viable reentry plan. Through a focus on employment and skill development, we provide a means for these parolees to successfully reintegrate into their communities.

We also provide day-reporting and substance abuse treatment programs at some of our community corrections facilities. These programs, depending on the needs of the resident, can provide cognitive behavioral-based programs to assist in the resident's successful reentry into society, while holding the individual accountable while living in the community.

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
•
Reduced legal barriers to make it easier and less risky for companies to hire formerly incarcerated individuals;
•
Increased funding for reentry programs in areas such as education, addiction treatment, faith-based offerings, victim impact and post-release employment; and
•
Social impact bond pilot programs that tie contractor payments to positive outcomes.

We have and will continue to publicly advocate at the federal and state levels for policies designed to help people succeed in their communities after being released from prison. Specifically, we previously pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies. We maintain a partnership with Prison Fellowship, a leading advocate for criminal justice reform serving formerly incarcerated individuals and their family members. Through a network of programming and advocacy efforts, the organization seeks to effect positive change at every level of the criminal justice system. We have committed to a multi-year partnership in Prison Fellowship's First Chance Network, or FCN. Serving over 270,000 children annually, the FCN addresses persistent gaps in opportunity for children who have incarcerated parents and seeks to create a trajectory toward healthy life outcomes and prevent youth justice involvement.

Advocacy for Pell Grant Restoration is an extension of our longtime commitment to providing educational opportunities in our facilities, as research consistently shows that educational attainment can significantly reduce an incarcerated person's likelihood of recidivating. Currently, CoreCivic has working partnerships with fifteen colleges and institutions of higher learning nationwide to facilitate the provision of post-secondary educational opportunities in many of our facilities. We continue to pursue opportunities to expand this network and the facilities in which these services are offered.

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

We believe that as successful as we may be with our work inside our facilities, individuals in our care still face embedded societal barriers and collateral consequences when they return to their communities. Supporting recidivism-reducing policies is one way we can bridge the gap and give the men and women entrusted to our care a better opportunity at never returning to prison.

Operating guidelines.

The ACA is an independent organization comprised of corrections professionals that establishes accreditation standards for correctional and detention facilities around the world. Outside agency standards, such as those established by the ACA, provide us with the industry's most widely accepted operational guidelines. ACA accredited facilities must be audited and re-accredited at least every three years. We have sought and received ACA accreditation for 33, or approximately 97%, of the eligible facilities we operated as of December 31, 2025, excluding those facilities in our CoreCivic Safety segment that were activated or acquired during 2025 and our CoreCivic Community segment facilities. During 2025, nine of the facilities we manage were newly accredited or re-accredited by the ACA with an average score of 99.7%, resulting in an average score of 99.6% across our CoreCivic Safety portfolio.

Beyond the standards provided by the ACA, our facilities are operated in accordance with a variety of company and partner-specific policies and procedures, as well as various contractual requirements. Many of these policies and procedures reflect the high standards generated by a number of sources, including the ACA, the National Commission on Correctional Health Care, OSHA, government partner standards, as well as federal, state, and local government codes and regulations and longstanding correctional procedures.

In addition, our facilities are operated in compliance with the Prison Rape Elimination Act, or PREA, standards. All confinement facilities covered under the PREA standards must be audited at least every three years to maintain compliance with PREA. We utilize United States Department of Justice, or DOJ, certified PREA auditors to help ensure that all facilities operate in compliance with applicable PREA regulations.

Our facilities operate under these established standards, policies, and procedures, and are subject to annual audits by our Quality Assurance Division, or QAD, which operates under, and reports directly to, our Office of General Counsel and acts independently from our Operations Division. Through the QAD, we have devoted significant resources to ensuring that our facilities meet outside agency and accrediting organization standards and guidelines.

The QAD has achieved conformance with the Institute of Internal Auditors' International Professional Practices Framework®, Global Internal Audit Standards. The Global Internal Audit Standards guide the worldwide professional practice of internal auditing and serve as a basis for evaluating and elevating the quality of the internal audit function. The QAD employs a team of full-time auditors, who are subject matter experts from all major disciplines within correctional and detention operations. Annually, QAD auditors typically conduct unannounced on-site evaluations of each CoreCivic Safety facility we operate using specialized audit tools, often containing more than 1,200 audit indicators across all major operational areas. In most instances, these audit tools are tailored to facility and government partner specific requirements. In addition, audit teams provide guidance to facility staff on operational best practices and assist staff with addressing specific areas of need, such as meeting requirements of new partner contracts and providing detailed training on compliance requirements for new departmental managers.

The QAD management team coordinates overall operational auditing and compliance efforts across all correctional, detention, and residential reentry facilities we manage. In conjunction with subject matter experts and other stakeholders having risk management responsibilities, the QAD management team develops performance measurement tools used in facility audits. The Policy, Procedure, and Corrective Action, or PPCA, management team provides governance of the corrective action plan process for any items of nonconformance identified through internal and external facility reviews. In addition, our QAD contracts with teams of ACA certified correctional auditors to evaluate compliance with ACA standards at accredited facilities. Similarly, the QAD routinely incorporates a review of facility compliance with key ACA standards and PREA regulations during annual audits of company facilities.

In addition to our own internal audit and contract compliance efforts, we are also subject to oversight by our government partners. As part of their standard monitoring and compliance programs, approximately 75% of our federal and state government partners typically conduct formal contract-compliance audits and inspections at least annually at CoreCivic Safety facilities. In addition to these annual audits of our facilities, many partners conduct additional area-specific operational audits and inspections on a more frequent basis, including monthly, quarterly, and semi-annually. Some of these audits and facility inspections by our partners are conducted on an unannounced basis. In 2025, our government partners conducted approximately 234 annual, semi-annual, quarterly, and monthly compliance audits and inspections at our CoreCivic Safety facilities. In addition, the majority of our federal and state government partners employ on-site contract monitors who monitor performance and contract compliance at our facilities on a full- or part-time basis. In 2025, 97% of the CoreCivic Safety facilities we manage had an assigned contract monitor.

Business Development

We believe we own, or control via a long-term lease, approximately 57% of all privately owned prison beds in the United States, manage approximately 41% of all privately managed prison beds in the United States, and are currently the second largest private owner and provider of community corrections services in the nation. Under the direction of our partnership development department, we market our facilities and services to government agencies responsible for federal, state, and local correctional, detention, and residential reentry facilities in the United States. With 71,884 beds in our Safety and Community segments and occupancy of 77% in 2025, including idle correctional and residential reentry facilities during the period they were idle, we have the capacity to grow earnings and cash flows without the need to deploy significant capital. At December 31, 2025, we also had one idle facility consisting of 2,400 beds in our Properties segment that could generate additional earnings and cash flow if we are able to enter into an agreement to utilize the facility. Under the direction of our innovation department, we also intend to continue to pursue new growth opportunities to meet the need to modernize outdated correctional infrastructure across the country and explore potential opportunities to expand the scope of residential and non-residential services we provide. We will also respond to customer demand and may develop or expand correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

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

Business from our federal customers, including primarily ICE, the USMS, and the BOP, constituted 54%, 51%, and 52% of our total revenue during 2025, 2024, and 2023, respectively. Business from our federal customers continues to be a significant component of our business, although the source of revenue is derived from many contracts at various types of properties (i.e., correctional, detention, and reentry). ICE (35%, 29%, and 30% during 2025, 2024, and 2023, respectively) and the USMS (18%, 21%, and 21% during 2025, 2024, and 2023, respectively) each accounted for 10% or more of our total revenue during the last three years.

Certain of our contracts with federal partners contain clauses that guarantee the federal partner access to a minimum bed capacity in exchange for a fixed monthly payment. However, these contracts also generally provide the government the ability to cancel the contract for non-appropriation of funds or for convenience. The solutions we provide to our federal customers continue to be a significant component of our business. We believe our ability to provide flexible solutions and fulfill emergent needs of our federal customers remains the most cost-effective solution and is very difficult and costly to replicate in the public sector.

Upon his inauguration on January 20, 2025, President Trump issued nine executive actions intended to secure the borders of the United States and remove illegal immigrants, prioritizing those with criminal histories. These initial orders included the declaration of a national emergency at the United States southern border. Also included in these executive actions was the issuance of an executive order titled "Protecting the American People Against Invasion" which calls on the federal government to faithfully execute the immigration laws of the United States, including the removal of aliens, particularly those who threaten the safety of the American people. This executive order calls on the Secretary of Homeland Security to “take all appropriate action and allocate all legally available resources or establish contracts to construct, operate, control, or use facilities to detain removable aliens” and “ensure the detention of aliens apprehended for violations of immigration law pending the outcome of their removal proceedings or their removal from the country, to the extent permitted by law.” Effectively, this executive order requires an increase in interior enforcement by ICE and directs the DHS to detain those arrested by ICE, pending their removal or adjudication.

In addition, on January 20, 2025, President Trump reversed an executive order issued on January 26, 2021 by then-President Biden that had directed the Attorney General to not renew DOJ, contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP, and the USMS, utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. We currently do not operate any prison contracts for the BOP. This executive order only applied to agencies that are part of the DOJ, which includes the BOP and USMS. ICE facilities were not covered by this executive order, as ICE is an agency of the DHS, not the DOJ. It is possible future administrations could issue executive orders restricting the use of private correctional and detention facilities by the federal government.

Further, on January 29, 2025, President Trump signed into law the Laken Riley Act, which had been passed by Congress with bipartisan support. The Laken Riley Act requires ICE to detain certain non-United States nationals who have been charged, arrested, or convicted of crimes including burglary, theft, assault of a law enforcement officer, as well as killing or injuring another person. We believe the Laken Riley Act has contributed to the increased demand for detention beds by ICE, as further described in this Annual Report.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, or OBBBA. OBBBA appropriates a total of $75 billion in mandatory funding to ICE for immigration enforcement activities and to increase detention capacity. Specifically, OBBBA appropriates $45 billion for single adult alien detention capacity and family residential center capacity. This funding is a significant increase in funding historically provided to ICE for border security and immigration detention. The funding will remain available through September 30, 2029, and is in addition to base annual appropriations during that time period. The additional funding is also being used by DHS to hire nearly 10,000 new ICE officers to implement the immigration enforcement initiatives.

Given the recent legislative and executive actions mentioned above, we believe the short-term growth opportunities of our business are particularly attractive as federal government agencies consider their emergent needs. ICE has begun to utilize additional bed capacity in our portfolio at facilities with existing contracts, we have signed new contracts to activate five previously idled facilities, and we have been in discussion with ICE to activate additional idle facilities. The number of people we care for under contracts with ICE has increased by approximately 5,900 individuals, or 58.2%, from the beginning of the year through December 31, 2025. As of December 31, 2025, we had five idle correctional facilities containing approximately 7,000 beds that are operated with a core staffing complement to remain currently available and that are being actively marketed as solutions to the correctional or detention needs of potential customers.

Federal revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased 19.1% from $1,002.2 million during 2024 to $1,193.8 million during 2025. The increase in federal revenue was primarily a result of increased occupancy at certain facilities, particularly those where we have contracts with ICE, as further described below, and per diem increases. In addition, the increase in federal revenues in 2025 compared to 2024 was a result of the acquisition of the Farmville Detention Center effective July 1, 2025. The Farmville Detention Center provides transportation, care, and civil detention services for adult male non-citizens through an intergovernmental service agreement, or IGSA, with ICE, which expires in March 2029, and is expected to result in total annual incremental revenue of approximately $40.0 million. During 2025, we generated total revenue at this facility of $21.8 million. The increase in federal revenue was partially offset by the effect of the termination of funding of the IGSA associated with the Dilley Immigration Process Center, or the Dilley Facility, in August 2024, which was reactivated in 2025, as further described below, and the effect of one less day of operations due to a leap year in 2024. During the year ended December 31, 2025, revenue from ICE was $770.7 million compared to $564.8 million during the year ended December 31, 2024.

During the first quarter of 2025, we entered into contract modifications at our 2,016-bed Northeast Ohio Correctional Center in Youngstown, Ohio, our 1,072-bed Nevada Southern Detention Center in Pahrump, Nevada, and our 1,600-bed Cimarron Correctional Facility in Cushing, Oklahoma to collectively add capacity for up to 784 ICE detainees. We subsequently entered into two additional modifications in the second half of 2025 to collectively add additional capacity at the Cimarron facility for up to nearly 300 ICE detainees.

On March 5, 2025, we announced that we had agreed under an amendment to an IGSA to resume operations and care for up to 2,400 individuals at the 2,400-bed Dilley Facility in Dilley, Texas. The amended IGSA expires in March 2030 and may be further extended through bilateral modification. We began receiving residents at this facility during April 2025. Activation of the Dilley Facility was completed in September 2025. Previously, after nearly ten years of operation, we received notification from ICE on June 10, 2024 of its intent to terminate funding of the IGSA for services at the Dilley Facility effective August 9, 2024. We did not operate the Dilley Facility from August 9, 2024 until the resumption of operations at the facility on March 5, 2025.

Effective March 7, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas. The letter agreement authorized initial funding up to $5.0 million with maximum funding up to $22.6 million for a six-month period while we worked to negotiate and execute a longer-term contract. On September 29, 2025, we announced that we entered into a new contract with ICE effective September 7, 2025. The City of Leavenworth has filed a lawsuit alleging that a Special Use Permit, or SUP, is required to activate the facility, which has resulted in a delay in the intake process. We plan to continue vigorously defending this matter on the basis that an SUP is not applicable under existing statue, and we have filed an appeal in the state court of appeals. In December 2025, we filed an application for the SUP. However, we cannot provide assurance that our legal appeal will be successful, or that the SUP will be approved and therefore, cannot predict if or when we will be able to accept detainee populations. The new agreement, which expires September 6, 2027, provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations, both of which commence once the temporary injunction currently prohibiting the intake of detainees is no longer enforceable. See Note 14 of the Notes to the Consolidated Financial Statements contained in this Annual Report for further discussion of the pending litigation.

On April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 2,560-bed California City Immigration Processing Center, or the California City Facility, formerly known as the California City Correctional Center. The letter agreement authorized initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while we worked to negotiate and execute a long-term contract. We began receiving ICE detainees at our California City Facility during August 2025, under terms of the letter agreement. On September 29, 2025, we announced that we entered into a new two-year contract with ICE effective September 1, 2025. As of December 31, 2025, we cared for 1,436 individuals at the facility. We currently expect to reach stabilized occupancy at the facility in the first quarter of 2026. As previously mentioned herein, a non-governmental organization and a detainee have filed a lawsuit alleging that a business license must be obtained to operate the facility and seeks injunctive relief that would include operational interruption at the facility. The Company can provide no assurance that it will obtain a favorable ruling in this matter or predict when this matter will be resolved. See Note 14 of the Notes to the Consolidated Financial Statements contained in this Annual Report for further discussion of the pending litigation.

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

On October 1, 2025, we announced that we had been awarded a new contract through an IGSA between the Oklahoma Department of Corrections and ICE to resume operations at our previously idled 2,160-bed Diamondback Correctional Facility in Watonga, Oklahoma. The Diamondback facility had been idle since 2010. The new contract commenced on September 30, 2025, now expires in September 2029, and may be further extended through bilateral modification. We began receiving detainees in December 2025, with stabilized occupancy estimated to be reached in the second quarter of 2026.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate constituted 37%, 40%, and 39% of our total revenue during 2025, 2024, and 2023, respectively, and increased 4.7% from $775.4 million during 2024 to $811.9 million during 2025. The state of Tennessee is our largest state customer, accounting for 9% and 10% of our total revenue during 2025 and 2024, respectively, with no other state customer generating 10% or more of our total revenue. State revenues increased from 2024 to 2025 as a result of per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. Most notably, state revenues increased $13.2 million due to higher utilization from the state of Montana resulting from two new management contracts executed during 2024 and 2025. In August 2024, we entered into a contract with the state of Montana which contributed to an increase in populations held at our Saguaro Correctional Facility. In addition, on January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana. During 2025, we cared for an average daily population of 214 Montana inmates at our Tallahatchie County Correctional Facility in Mississippi under this new contract. The increase in state revenues from 2024 to 2025 was also a result of higher utilization from other states under existing management contracts. State revenues also increased $14.3 million during 2025 compared to 2024 from the state of Georgia due to increases in average daily populations as well as the impact of per diem increases in 2025. The increase in state revenues in 2025 compared to 2024 was partially offset by the effect of one less day of operations due to a leap year in 2024.

While we believe the legislative and executive actions mentioned above will create long-term needs from our federal partners, we also believe the long-term growth opportunities of our business remain attractive as state and county government agencies consider the efficiency and offender programming opportunities we provide as flexible solutions to satisfy their needs. We have been in discussions with several state and county government agencies that have experienced challenges in staffing their public-sector facilities and are seeking solutions from the private sector. Further, several of our existing government partners, as well as prospective government partners, have been experiencing growth in offender populations and overcrowded conditions. Governments are continuing to assess their need for correctional space, and several are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide.

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

2025 Accomplishments

In 2025, we were awarded new contracts, renewed several significant contracts, and completed numerous other transactions and milestones, including the following:

CoreCivic Safety, Community and Properties:

•
Renewed 98% of our contracts that were up for renewal.
•
Agreed under an amended IGSA to resume operations and care for up to 2,400 individuals at our 2,400-bed Dilley Facility in Dilley, Texas. Previously, after nearly ten years of operation, we received notification from ICE on June 10, 2024 of its intent to terminate funding of the IGSA for services at the Dilley Facility effective August 9, 2024. The amended IGSA expires in March 2030 and may be further extended through bilateral modification. We began receiving residents at this facility during April 2025. Activation of the Dilley Facility was completed in September 2025. Total annual revenue generated by the Dilley Facility, as fully activated, is expected to be approximately $180.0 million.

•
Entered into a letter agreement with ICE to begin activation efforts at our 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas. On September 29, 2025, we announced that we entered into a new contract with ICE effective September 7, 2025. Total annual revenue once the facility is fully activated is expected to be approximately $60.0 million. However, as previously mentioned herein, the City of Leavenworth has filed a lawsuit alleging that a SUP is required to activate the facility, which has resulted in a delay in the intake process. We have filed an application for the SUP, but cannot provide assurance that the application will be approved and therefore cannot predict if or when we will be able to accept detainee populations.
•
Entered into a letter agreement with ICE to begin activation efforts at our 2,560-bed California City Facility. We began receiving ICE detainees at our California City Facility during August 2025, under terms of the letter agreement. On September 29, 2025, we announced that we entered into a new two-year contract with ICE effective September 1, 2025. We currently expect to reach stabilized occupancy at the facility in the first quarter of 2026. Total annual revenue once the activation is complete is expected to be $130.0 million.
•
Awarded a new contract through an IGSA with ICE to resume operations at our previously idled 600-bed West Tennessee Detention Facility in Mason, Tennessee. The West Tennessee facility had been idle since September 2021. The IGSA expires in August 2030 and may be further extended through bilateral modification. We began receiving ICE detainees at the West Tennessee facility during September 2025 and we expect the facility to be fully activated by the end of the first quarter of 2026. Total annual revenue once the facility is fully activated is anticipated to be approximately $30.0 million.
•
Awarded a new contract through an IGSA between the Oklahoma Department of Corrections and ICE to resume operations at our previously idled 2,160-bed Diamondback Correctional Facility in Watonga, Oklahoma. The Diamondback facility had been idle since 2010. The new contract commenced on September 30, 2025, now expires in September 2029, and may be further extended through bilateral modification. We began receiving detainees in December 2025, with stabilized occupancy estimated to be reached in the second quarter of 2026. Total annual revenue once the facility reaches stabilized occupancy is expected to be approximately $100.0 million.
•
Acquired the Farmville Detention Center, a 736-bed facility located in Farmville, Virginia. The Farmville Detention Center provides transportation, care, and civil detention services for adult male non-citizens through an IGSA with ICE, which expires in March 2029, and is expected to result in total annual incremental revenue of approximately $40.0 million.
•
Entered into contract modifications at our 2,016-bed Northeast Ohio Correctional Center in Youngstown, Ohio, our 1,072-bed Nevada Southern Detention Center in Pahrump, Nevada, and our 1,600-bed Cimarron Correctional Facility in Cushing, Oklahoma to collectively add capacity for up to 784 ICE detainees. We subsequently entered into two additional modifications in the second half of 2025 to collectively add additional capacity at the Cimarron facility for up to nearly 300 ICE detainees.
•
Entered into a new management contract with the state of Montana to care for additional inmates outside the state of Montana, expanding the geographic range of our facilities that can serve the state of Montana. During 2025, we cared for an average daily population of 214 Montana inmates at our Tallahatchie County Correctional Facility in Mississippi under this new contract.

Corporate and Other:

•
Repurchased a total of 11.2 million common shares at a total cost of $218.4 million, or $19.48 per share, under our share repurchase program, increasing the total number of shares repurchased under our share repurchase program to 25.7 million common shares at a total cost of $399.5 million, or $15.52 per share since the program was authorized by our Board of Directors in 2022.

•
Entered into a First Amendment to our Fourth Amended and Restated Credit Agreement, or our Bank Credit Facility, to, among other things, increase the size of the accordion feature that provides for uncommitted incremental extensions of credit from the greater of $200.0 million or 50% of Consolidated EBITDA for the period of four fiscal quarters most recently ended to the greater of $300.0 million or 50% of Consolidated EBITDA for the period of four quarters most recently ended, and to exercise the accordion feature by expanding the capacity under our revolving credit facility from $275.0 million to $575.0 million.

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
•
Community Corrections. Community corrections/residential reentry facilities offer housing and programs to individuals in our care who are serving the last portion of their sentence or who have been assigned to the facility in lieu of a jail or prison sentence, with a key focus on employment, job readiness, and life skills.

As of December 31, 2025, through our CoreCivic Safety segment, we operated 44 correctional and detention facilities, 40 of which we owned or controlled via a long-term lease, and four of which we managed and were owned by our government partners. Through our CoreCivic Community segment, we also operated 20 residential reentry centers, which we owned or controlled via a long-term lease. The following table includes certain information regarding each facility as of December 31, 2025, including the primary customer contract, contract term and remaining renewal options, if any, related to such facility, or if the facility is available for customer contract (e.g., idled).

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)
CoreCivic Safety Facilities:

Safety - Owned and Managed:
Central Arizona Florence Correctional Complex	USMS	4,128	Multi	Detention	Sep-28	—
Florence, Arizona

Eloy Detention Center	ICE	1,500	Medium	Detention	Jun-28	Indefinite
Eloy, Arizona

La Palma Correctional Center	State of Arizona	3,060	Multi	Correctional	Apr-27	(1) 5 year
Eloy, Arizona

Red Rock Correctional Center (D)	State of Arizona	2,024	Medium	Correctional	Jul-26	(2) 5 year
Eloy, Arizona

Saguaro Correctional Facility	State of Hawaii	1,896	Multi	Correctional	Jul-26	—
Eloy, Arizona

California City Immigration Processing Center	ICE	2,560	Medium	Detention	Aug-27	—
California City, California

Otay Mesa Detention Center	ICE	1,994	Minimum/	Detention	Dec-29	(1) 5 year
San Diego, California			Medium

Bent County Correctional Facility	State of Colorado	1,420	Medium	Correctional	Jun-26	—
Las Animas, Colorado

Crowley County Correctional Facility	State of Colorado	1,794	Medium	Correctional	Jun-26	—
Olney Springs, Colorado

Huerfano County Correctional Center	Idled 2010	752	Medium	Correctional	—	—
Walsenburg, Colorado

Kit Carson Correctional Center	Idled 2016	1,488	Medium	Correctional	—	—
Burlington, Colorado

Coffee Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-26	(8) 1 year
Nicholls, Georgia

Jenkins Correctional Center (E)	State of Georgia	1,124	Medium	Correctional	Jun-26	(9) 1 year
Millen, Georgia

Stewart Detention Center	ICE	1,752	Medium	Detention	Indefinite	—
Lumpkin, Georgia

Wheeler Correctional Facility (E)	State of Georgia	2,312	Medium	Correctional	Jun-26	(8) 1 year
Alamo, Georgia

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Midwest Regional Reception Center	ICE	1,033	Multi	Detention	Sep-27	—
Leavenworth, Kansas

Lee Adjustment Center	Commonwealth of	816	Multi	Correctional	Jun-27	(2) 2 year
Beattyville, Kentucky	Kentucky

Marion Adjustment Center	Idled 2013	826	Minimum/	Correctional	—	—
St. Mary, Kentucky			Medium

Prairie Correctional Facility	Idled 2010	1,600	Medium	Correctional	—	—
Appleton, Minnesota

Adams County Correctional Center	ICE	2,232	Medium	Detention	May-29	Indefinite
Adams County, Mississippi

Tallahatchie County Correctional Facility (F)	USMS	2,672	Multi	Correctional	Jun-26	Indefinite
Tutwiler, Mississippi

Crossroads Correctional Center (G)	State of Montana	664	Multi	Correctional	Jun-25	(2) 2 year
Shelby, Montana

Nevada Southern Detention Center	USMS	1,072	Medium	Detention	Oct-30	—
Pahrump, Nevada

Elizabeth Detention Center	ICE	300	Minimum	Detention	Mar-26	—
Elizabeth, New Jersey

Cibola County Corrections Center	USMS	1,129	Medium	Detention	Indefinite	—
Milan, New Mexico

Torrance County Detention Facility	ICE	910	Multi	Detention	Mar-26	Indefinite
Estancia, New Mexico

Lake Erie Correctional Institution (H)	State of Ohio	1,798	Medium	Correctional	Jun-32	Indefinite
Conneaut, Ohio

Northeast Ohio Correctional Center	USMS	2,016	Medium	Correctional	May-27	Indefinite
Youngstown, Ohio

Cimarron Correctional Facility	USMS	1,600	Multi	Detention	Sep-27	Indefinite
Cushing, Oklahoma

Diamondback Correctional Facility	ICE	2,160	Multi	Detention	Sep-29	Indefinite
Watonga, Oklahoma

Trousdale Turner Correctional Center	State of Tennessee	2,552	Multi	Correctional	Jun-26	—
Hartsville, Tennessee

West Tennessee Detention Facility	ICE	600	Multi	Detention	Aug-30	Indefinite
Mason, Tennessee

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Whiteville Correctional Facility (I)	State of Tennessee	1,536	Medium	Correctional	Jun-26	—
Whiteville, Tennessee

Dilley Immigration Processing Center	ICE	2,400	—	Residential	Mar-30	Indefinite
Dilley, Texas

Eden Detention Center	USMS	1,422	Medium	Detention	Indefinite	—
Eden, Texas

Houston Processing Center	ICE	1,000	Medium	Detention	Aug-26	(3) 1 year
Houston, Texas

Laredo Processing Center	ICE	258	Minimum/	Detention	Mar-26	Indefinite
Laredo, Texas			Medium

T. Don Hutto Residential Center	ICE	512	Medium	Detention	Jul-26	(3) 1 year
Taylor, Texas

Webb County Detention Center	ICE	480	Medium	Detention	Feb-29	Indefinite
Laredo, Texas

Farmville Detention Center	ICE	736	Multi	Detention	Mar-29	Indefinite
Farmville, Virginia

Safety - Managed Only:
Citrus County Detention Facility	Citrus County, FL	760	Multi	Detention	Sep-30	(2) 5 year
Lecanto, Florida

Lake City Correctional Facility	State of Florida	893	Medium	Correctional	Jun-26	Indefinite
Lake City, Florida

Hardeman County Correctional Facility	State of Tennessee	2,016	Medium	Correctional	Jun-29	—
Whiteville, Tennessee

South Central Correctional Center	State of Tennessee	1,676	Medium	Correctional	Jun-28	(1) 2 year
Clifton, Tennessee

Total design capacity for CoreCivic Safety Facilities		67,785

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

CoreCivic Community Facilities:

CAI Boston Avenue	State of California	120	—	Community	Jun-33	—
San Diego, California				Corrections

CAI Ocean View	BOP	483	—	Community	Aug-26	—
San Diego, California				Corrections

Adams Transitional Center	Adams County	102	—	Community	Jun-26	Indefinite
Denver, Colorado				Corrections

Arapahoe Community Treatment Center	Arapahoe County	135	—	Community Corrections	Jun-26	—
Englewood, Colorado

Centennial Community Transition Center	Arapahoe County	107	—	Community Corrections	Jun-26	—
Englewood, Colorado

Commerce Transitional Center	Adams County	136	—	Community	Jun-26	Indefinite
Commerce City, Colorado				Corrections

Longmont Community Treatment Center*	Boulder County	69	—	Community Corrections	Jan-26	—
Longmont, Colorado

South Raleigh Reentry Center	BOP	60	—	Community	Sep-26	(1) 1 year
Raleigh, North Carolina				Corrections

Oklahoma Reentry Opportunity Center	BOP	494	—	Community	Jul-26	—
Oklahoma City, Oklahoma				Corrections

Turley Residential Center	BOP	289	—	Community	Jul-26	—
Tulsa, Oklahoma				Corrections

Austin Residential Reentry Center	BOP	116	—	Community	Feb-27	(3) 1 year
Del Valle, Texas				Corrections

Austin Transitional Center	State of Texas	460	—	Community	Aug-26	(2) 1 year
Del Valle, Texas				Corrections

Corpus Christi Transitional Center	State of Texas	160	—	Community	Mar-26	—
Corpus Christi, Texas				Corrections

Facility Name	Primary Customer	Design Capacity (A)	Security Level	Facility Type (B)	Term	Remaining Renewal Options (C)

Dallas Transitional Center	State of Texas	300	—	Community	Aug-26	(2) 1 year
Hutchins, Texas				Corrections

El Paso Multi-Use Facility	State of Texas	360	—	Community	Aug-26	(2) 1 year
El Paso, Texas				Corrections

El Paso Transitional Center	State of Texas	224	—	Community	Aug-26	(2) 1 year
El Paso, Texas				Corrections

Fort Worth Transitional Center	State of Texas	248	—	Community	Aug-26	(2) 1 year
Fort Worth, Texas				Corrections

Ghent Residential Reentry Center	BOP	36	—	Community	Aug-26	(1) 1 year
Norfolk, Virginia				Corrections

James River Residential Reentry Center	BOP	84	—	Community Corrections	Aug-26	(1) 1 year
Newport News, Virginia

Cheyenne Transitional Center	State of Wyoming	116	—	Community	Jun-26	(2) 2 year
Cheyenne, Wyoming				Corrections

Total design capacity for CoreCivic Community Facilities		4,099

* Held for sale.

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
(B)
We manage numerous facilities that have more than a single function (i.e., housing both long-term sentenced adult prisoners and pre-trial detainees). The primary functional categories into which facility types are identified were determined by the relative size of offender populations in a particular facility on December 31, 2025. If, for example, a 1,000-bed facility cared for 900 adult offenders with sentences in excess of one year and 100 pre-trial detainees, the primary functional category to which it would be assigned would be that of correctional facilities and not detention facilities. It should be understood that the primary functional category to which multi-user facilities are assigned may change from time to time.
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

CoreCivic Properties

Through our CoreCivic Properties segment, we owned five correctional facilities held for lease to third-party operators. The following table includes certain information regarding each property.

Property Name	Primary Customer	Design Capacity	Square Footage	Lease Expiration	Remaining Renewal Options (A)

Lansing Correctional Facility	State of Kansas	2,432	401,000	Jan-40	NA
Lansing, Kansas

Southeast Correctional Complex (B)	Commonwealth of	656	127,000	Jun-30	(5) 2 year
Wheelwright, Kentucky	Kentucky

Northwest New Mexico Correctional Center	State of New Mexico	596	188,000	Oct-27	(5) 3 year
Grants, New Mexico

Allen Gamble Correctional Center	State of
Holdenville, Oklahoma	Oklahoma	1,670	289,000	Jun-31	Indefinite

North Fork Correctional Facility	Idled 2023	2,400	466,000	—	—
Sayre, Oklahoma

		7,754	1,471,000

(A)
Remaining renewal options represents the number of renewal options, if applicable, and the term of each option renewal.
(B)
The Kentucky Department of Corrections has an option to purchase the facility at any time during the term of the lease with us at a price equal to the fair market value of the property.

Competitive Strengths

Through our three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, we offer multiple solutions to unique challenges, allowing government organizations to address their various needs while customizing the solution based on their unique circumstances. Accordingly, we believe that we benefit from the following competitive strengths:

Largest Private Owner of Correctional and Detention Facilities. As of December 31, 2025, we owned, or controlled via a long-term lease, approximately 14.5 million square feet of real estate, all available to be used directly or indirectly by government agencies. Our complementary set of business assets provide critical infrastructure and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better, which also contributes to our steady, predictable cash flows.

In our CoreCivic Safety segment, we own, or control via a long-term lease, 12.5 million square feet of real estate used to provide innovative, comprehensive, flexible, turn-key correctional and detention services to federal, state and local government agencies. As of December 31, 2025, our CoreCivic Safety segment operated 44 facilities, 40 of which we owned or controlled via a long-term lease, with a total design capacity of 67,785 beds, making us the nation's largest private prison owner and one of the largest prison operators in the United States. Four facilities in our Safety segment, containing 4,666 beds, are currently idle and available for growth opportunities. Our CoreCivic Safety segment generated 91.7% of our total segment net operating income during 2025.

In our CoreCivic Community segment, we own, or control via a long-term lease, 0.5 million square feet of real estate representing, as of December 31, 2025, 20 residential reentry centers with a design capacity of 4,099 beds, making us the second largest community corrections owner and operator in the United States. One of our residential reentry centers, containing 69 beds, was held for sale as of December 31, 2025. Our CoreCivic Community segment generated 5.1% of our total segment net operating income during 2025.

In our CoreCivic Properties segment, as of December 31, 2025, we owned 1.5 million square feet of correctional real estate representing five properties with a total design capacity of 7,754 beds. One facility in our Properties segment, containing 2,400 beds, is currently idle and available for growth opportunities. Our CoreCivic Properties segment generated 3.2% of our total segment net operating income during 2025.

We believe our synergistic set of business segments, combined with our operating strategies, corrections-industry commitment to rehabilitation, extensive government relationships, and deep real estate expertise, provide us with a diversified platform for stable cash flows and sustainable growth, with multiple paths for organic expansions and acquisitions.

Pioneered Modern-Day Private Prisons. Through our CoreCivic Safety segment, we are the nation's largest private prison owner and one of the largest prison operators in the United States, which provides us significant credibility with our current and prospective clients. We believe we own, or control via a long-term lease, approximately 57% of all privately owned prison beds in the United States and manage approximately 41% of all privately managed prison beds in the United States. We pioneered modern-day private prisons with a list of notable accomplishments, such as:

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

Available Beds within Our Existing Facilities. We currently have 7,066 beds at five correctional and detention facilities that are vacant and immediately available to use. We are actively engaged in marketing this available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in identifying opportunities to utilize our inventory of available beds. As available capacity within existing operating facilities is utilized, we believe increasing demand will result in the utilization of idle bed capacity.

With occupancy of 86% in 2025 in our Safety and Community segments excluding our idle facilities, we also have the capacity to grow earnings and cash flows within existing operating facilities and without the need to deploy significant capital. We currently expect demand from the federal government for our correctional and detention facilities to continue to increase, particularly from ICE, as a result of the changes in immigration policy and funding levels of our federal government partners charged with correctional and detention responsibilities. This anticipated increase in demand could result in higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. However, we can provide no assurance that the federal government will continue to increase the utilization of our available capacity. We also believe the scarcity in supply of available public sector beds, increases in the cost of constructing new facilities, and challenges in financing new correctional facilities in the public sector will result in an increase in the value of our portfolio and the utilization of our idle bed capacity over the long-term.

Our available bed capacity can also be used for emergent or growing needs from state and county government agencies, and for government agencies that are struggling to adequately staff public sector facilities. As a private enterprise, we believe we have the ability to respond more quickly to changing market conditions, and can offer various types of incentives to attract and retain correctional staff that are more difficult for government agencies to provide. For example, on August 1, 2024, we entered into a management contract with the state of Montana to care for an unspecified number of inmates at facilities we operate. The contract is scheduled to expire on July 31, 2026, and may be extended by mutual agreement for a total term of up to seven years. As of December 31, 2025, we cared for 361 inmates from the state of Montana at our Saguaro facility under this management contract, along with another similar contract with the state of Montana that was entered into during the fourth quarter of 2023. We also care for residents from the state of Hawaii and the state of Idaho at our Saguaro facility. On January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana. As of December 31, 2025, we cared for 239 inmates from the state of Montana at our Tallahatchie facility in Mississippi under this new contract. We also care for residents from Wyoming, Vermont, the U.S. Virgin Islands, USMS, and Tallahatchie and Hinds counties at the Tallahatchie facility. This latest contract with Montana expands the geographic range of our facilities that can serve the state of Montana, where we also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

Well-Established Community Corrections Platform. Through our CoreCivic Community segment, as of December 31, 2025, we had a network of 20 residential reentry centers containing a total of 4,099 beds. We offer housing and programs, with a key focus on employment, job readiness and life skills in order to help individuals in our care successfully re-enter the community and reduce the risk of recidivism. We also provide non-residential correctional alternatives, including electronic monitoring and case management services, to municipal, county and state governments in multiple states. We expect to continue to pursue opportunities that expand the scope of non-residential correctional alternative solutions available to government agencies.

We are the second largest community corrections owner and operator in the United States. We believe the demand for the housing and programs that community corrections facilities offer will grow as individuals in our care are released from prison and due to an increased awareness of the important role these programs play in an offender's successful transition from prison to society. We expect to continue to pursue opportunities to provide these services to parolees, defendants, and individuals in our care who are serving their full sentence, the last portion of their sentence, waiting to be sentenced, awaiting trial while supervised in a community environment, or as an alternative to incarceration. We believe we have the opportunity to maximize utilization of available beds within our community corrections portfolio that would further increase the number of individuals benefiting from the services we provide in such facilities. Further, we are exploring potential opportunities to expand the scope of non-residential correctional alternative solutions we provide to government agencies.

Flexible Real Estate Solutions. Through our CoreCivic Properties segment, as of December 31, 2024, we owned five correctional properties totaling 1.5 million square feet. We have an extensive network of government and other third-party relationships and the capability to manage and maintain complex properties, built over our more than 40-year history. In addition, we offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners. Over the last six years, we have entered into lease agreements with the states of Oklahoma, New Mexico, and Kentucky for our 1,670-bed Allen Gamble Correctional Center, our 596-bed Northwest New Mexico Correctional Center, and our 656-bed Southeast Correctional Complex, respectively. We retain responsibility for facility maintenance throughout the terms of the three leases, which have expiration dates ranging from October 2027 to June 2030. The leases of these three correctional facilities demonstrate our ability to react quickly to our partners' needs with innovative, flexible and cost-effective solutions. We previously operated these three correctional facilities for various government partners. We intend to respond to additional opportunities to lease prison facilities to government agencies in need of correctional capacity.

With the extensively aged criminal justice infrastructure in the U.S. today, we also believe we can bring real estate and financing solutions to government agencies as we did in connection with the construction of the Lansing Correctional Facility that commenced operations in January 2020. We financed the construction of the Lansing Correctional Facility 100% with project specific financing, requiring no equity commitment from us. We believe we can also provide other real estate solutions to government agencies faced with extensively aged criminal justice infrastructure, including "turn-key" solutions as well as real estate only solutions to government agencies that need correctional capacity where they prefer to operate the facility. Most real estate only solutions would not require material capital expenditures if we have existing capacity. However, in the future we could incur capital expenditures to provide replacement capacity for government agencies that have extensively aged criminal justice infrastructure and are in need of new capacity, or to renovate existing real estate assets to accommodate additional demand from ICE.

Attractive Real Estate Portfolio. As of December 31, 2025, the properties we owned or controlled via a long-term lease represented 94% of our portfolio of 69 facilities. The weighted average age of the facilities we own in the portfolio of facilities in our CoreCivic Safety, CoreCivic Community, and CoreCivic Properties segments is 27, 31, and 18 years, respectively. These valuable assets are located in areas with high barriers to entry, particularly due to the unique permitting and zoning requirements for these facilities. Further, the majority of our assets are constructed primarily of concrete and steel, generally requiring lower maintenance capital expenditures than other types of commercial properties.

We believe we are the largest developer of mission-critical, criminal justice center real estate projects over the past 15 years. We provide space and services under contracts with federal, state, and local government agencies that generally have credit ratings of single-A or better. In addition, a majority of our contracts have terms between one and five years, and we have experienced customer retention of approximately 97% at facilities we owned or controlled via a long-term lease during the previous five years, which contributes to our relatively predictable and stable revenue base. This stream of revenue combined with our low maintenance capital expenditure requirement translates into steady, predictable cash flow.

Development, Expansion, and Acquisition Opportunities. Several of our existing government partners, as well as prospective government partners, continue to experience growth in offender populations and overcrowded conditions. Governments are continuing to assess their need for correctional space, and several are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide. Competing budget priorities often impede our customers' ability to construct new prison beds of their own or update their older facilities, which we believe could result in further demand for private sector prison capacity solutions in the long-term. Over the long-term, we would like to see meaningful utilization of our available capacity and better visibility from our customers into their potential future needs before we develop new prison capacity on a speculative basis. We will, however, respond to customer demand and may develop, expand, or acquire correctional and detention facilities when we believe potential long-term returns justify the capital deployment.

In addition to pursuing attractive growth opportunities through new development opportunities in our Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and exploring potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment, we may also consider other opportunities for growth. These growth opportunities may include, but are not limited to, potential acquisitions of correctional and detention facilities and businesses within our lines of business and those that provide complementary services, provided we believe such opportunities will enhance our business, diversify our cash flows, and/or increase the services we can provide to our customers, or when we believe the potential long-term returns justify the capital deployment. For example, on July 1, 2025, we acquired the Farmville Detention Center, a 736-bed facility located in Farmville, Virginia. The Farmville Detention Center provides transportation, care, and civil detention services for adult male non-citizens through an IGSA with ICE, which expires in March 2029, and is expected to result in total annual incremental revenue of approximately $40.0 million.

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

We were not able to implement a meaningful share repurchase program under the REIT structure without increasing our debt because a substantial portion of our free cash flow was required to satisfy the distribution requirements under the REIT structure. Upon achieving targeted debt reduction levels, we began allocating a substantial portion of our free cash flow to returning capital to our shareholders through share repurchases. During 2022, the BOD approved a share repurchase program to purchase up to $225.0 million of our common stock, which has subsequently been increased to up to $700.0 million through a series of increases, including two increases during 2025 of $150.0 million on May 15, 2025 and $200.0 million on November 10, 2025. Repurchases of our outstanding common stock are made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. Through December 31, 2025, we completed the repurchase of 25.7 million shares of our common stock at a total cost of $399.5 million, excluding costs associated with the share repurchase program, or $15.52 per share, using cash on hand, cash provided by operations, and borrowing capacity under our Revolving Credit Facility, including 11.2 million shares repurchased during 2025 at a total cost of $218.4 million, excluding costs associated with the share repurchase program, or $19.48 per share. As of December 31, 2025, we had $300.5 million of repurchase authorization available under the share repurchase program. For more information about the repurchases made under our share repurchase program, see "Part II, Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Issuer Purchases of Equity Securities."

On December 1, 2025, we amended our Bank Credit Facility to, among other things, increase the size of the accordion feature that provides for uncommitted incremental extensions of credit from the greater of $200.0 million or 50% of Consolidated EBITDA for the period of four fiscal quarters most recently ended to the greater of $300.0 million or 50% of Consolidated EBITDA for the period of four fiscal quarters most recently ended, and to exercise the accordion feature by expanding the capacity under our revolving credit facility from $275.0 million to $575.0 million. We believe that expanding the size of our revolving credit facility provides us with enhanced balance sheet flexibility while remaining positioned for strategic investments and long-term value creation, such as through the share repurchase program.

During 2025, we invested $75.0 million of capital expenditures associated with previously idled facilities we are activating and for additional potential idle facility activations, in order to prepare these facilities to quickly accept residential populations if opportunities arise, as well as to provide increased transportation services. We currently estimate capital expenditures of $35.0 million to $40.0 million in 2026 for this purpose. We could decide to incur additional capital expenditures in anticipation of additional activations if we have better visibility on specific needs and if the lead time to complete the capital expenditures exceeds the period needed to hire, train, and prepare a facility to accept residential populations. The significant reduction in capital expenditures expected on idle facilities in 2026, combined with an expectation of higher cash flows from operations in 2026 compared with 2025 primarily resulting from the activation of five idle facilities during 2025, provides us with more flexibility to deploy capital, which may include share repurchases (subject to restricted payment limitations in our debt agreements) and other growth opportunities.

As of December 31, 2025, we had cash on hand of $97.9 million and $311.4 million available under our revolving credit facility, which has borrowing capacity of up to $575.0 million. Our total weighted average effective interest rate on all outstanding debt was 7.4%, while our total weighted average maturity on all outstanding debt was 4.0 years. For the year ended December 31, 2025, our fixed charge coverage ratio was 4.9x and our debt leverage ratio was 2.8x. During the year ended December 31, 2025, we generated $194.6 million in cash through operating activities.

Offer Compelling Value to Correctional and Detention Agencies. We believe our government partners seek a compelling value and service offering when selecting an outsourced correctional or detention services provider. We believe we offer a cost-effective alternative to our government partners by reducing their correctional services costs, including the avoidance of long-term pension obligations and large capital investments in new bed capacity. We endeavor to improve operating performance and efficiency through the following key operating initiatives: (1) standardizing supply and service purchasing practices and usage; (2) implementing a standard approach to staffing and business practices; (3) improving offender management, resource consumption, and reporting procedures through the utilization of numerous technological initiatives; (4) reconfiguring facility bed space to optimize capacity utilization; and (5) improving outcomes for individuals in our care through investments in a variety of programs intended to reduce recidivism. Through ongoing company-wide initiatives, we continue to focus on efforts to improve operating efficiencies.

We believe our ICE detention facilities offer a compelling value when compared with alternative detention capacity. We have over forty years of experience in providing detention space and services to ICE and its predecessor agency, and we understand the complexity and nuance of the ICE mission. Although ICE has utilized non-traditional detention options outside the private sector in order to meet their demand, we believe we offer ICE detention solutions at a lower cost than the alternatives. Further, our facilities meet the various federal detention standards, helping to provide a safe and humane environment for the residents in our care. Our detention facilities are subject to various external audits and inspections, and demonstrate a history of compliance, meet environmental regulations, are weather-proof, located near transportation hubs, key ports of entry, and offer immigration legal infrastructure within or near our facilities, making them logistically efficient.

With respect to our correctional and re-entry facilities, we continuously advocate for a range of government policies that are designed to help former offenders successfully reenter society and stay out of prison. We publicly advocate at the federal and state levels for policies that are aimed at helping people succeed in their communities after being released from prison. Specifically, we have pledged our support for Pell Grant Restoration, Voting Rights Restoration and Licensure Reform Policies. We also have a partnership with, and continue to invest in, Prison Fellowship, a leading advocate for criminal justice reform serving current and formerly incarcerated individuals and their family members. Through a network of programming and advocacy efforts, the organization seeks to effect positive change at every level of the criminal justice system. We have committed to a multi-year partnership in Prison Fellowship's First Chance Network, or FCN. Serving over 270,000 children annually, the FCN addresses persistent gaps in opportunity for children who have incarcerated parents and seeks to create a trajectory toward healthy life outcomes and prevent youth justice involvement.

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

Proven Senior Management Team. Our senior management team has applied their prior experience and extensive industry expertise to improve our operations, related financial results, and capital structure. Under our senior management team's leadership, we have successfully executed strategies to diversify our business and offer a broader range of solutions to government partners, created new business opportunities with customers that have not previously utilized the private corrections sector, completed several business combination transactions and corporate structure changes adapting to dynamic environments, and successfully completed numerous financing transactions.

Corporate Responsibility Reporting. In April 2025, we issued our annual Corporate Responsibility Report, which summarizes efforts and aspirational goals across corporate responsibility topics. The report covers the year ended December 31, 2024, and addresses topics such as evidence-based practices in our reentry programs and human rights-related activities, including delivery of human rights training to all of our employees. The report also summarizes our management approach and activities in topics including energy/utilities management; organizational culture; lobbying and political activity; supply chain management; charitable giving; PREA compliance; ethics; and employee compensation, benefits and training.

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

Leadership and Talent Development

We facilitate annual performance and career development discussions with all employees. These discussions consist of a continuous cycle of goal alignment, individual development planning, and performance and talent reviews. In 2025, 95% of all eligible employees completed annual performance reviews. We continue to use a leading cloud-based talent system to align performance, talent management, career development activities, and training.

In addition, every year we facilitate talent review discussions to help assess potential and identify developmental opportunities within our leadership pipeline. Through these discussions, we continue to see opportunities for advancement for our existing workforce. Our 2025 talent reviews included leaders in our facilities plus headquarters-based managers and above. This year succession planning was a primary focus for both field and senior-level leaders. As an outcome of 2025 discussions, 80% of our safety and community facility leaders and 70% of senior headquarters-based leaders have identified successors. Individuals who were identified as ready now are actively considered for open roles. Individuals who were identified as ready in one to three years had specific development activities defined to ensure they are well positioned for future opportunities.

In 2025, we continued our focus on our leadership candidate pipeline and leader development needs. The CoreCivic Leadership Experiences and Rotations program, or CLEAR, continues to yield positive results as a development mechanism for top talent. CLEAR is a two-year rotational development program designed to provide individuals identified during our talent management discussions with accelerated development opportunities through multiple, short-term experiences. The breadth of roles can vary across different career paths and are intended to develop the rising leader's readiness for targeted roles with higher levels of responsibility and complexity following successful completion of the program. In 2025, our second cohort of CLEAR participants completed the program and have been placed in various leadership roles. Our third cohort is in its final year, and we have begun discussions on potential leadership role placements within the organization.

We recognize the importance of investing in our people. Our management approach to training and development is overseen by our Managing Director, Enterprise Learning and Development, and is implemented by leaders at our headquarters as well as a network of learning and development managers across our facilities. Our training activity and records are managed according to our learning and development policy, and our Board of Directors receives periodic updates on the delivery of strategic training programs.

All CoreCivic employees are eligible to participate in various leadership and operational trainings through our talent development programs. To date, we have graduated 6,028 employees from both operational and leadership programs. For new and existing employees alike, we provide training that meets or exceeds ACA and government partner standards, including an average of 200 hours of pre-service and on-the-job training for new employees. We also require a minimum of 40 hours of annual in-service and specialty training for employees in our Safety and Community segments.

People and Organizational Culture

People are at the center of what we do. We believe having a strategy to further the development of our people and organizational culture improves the quality of our operations and increases employee engagement and satisfaction. We believe a culture of dignity, respect and belonging is necessary for our mission. We celebrate the variety of work and life experiences our employees bring to CoreCivic and recognize that fostering an empowered, team-oriented culture is integral to our performance as an organization and our ability to serve our government partners.

Our Vice President of Human Resources leads many of our People and Culture programs. A multi-disciplinary People & Culture Council, or PCC, and our Business Resource Groups, or BRGs, together with direction from executive sponsors, informs the development and continuation of culture-related activities. Our three BRGs, (1) Military, (2) Multicultural, and (3) Women's, support career development, networking and local community engagement. We continued our enterprise involvement and sponsorship of community organizations, including Advancement of Women in Nashville, or AWIN, The Table, and Middle Tennessee State University's Charlie and Hazel Daniels Veterans and Military Family Center.

In collaboration with executives and senior leaders, we continued our focus on monitoring the outcomes of our people and culture actions. In 2025, Human Resources partnered with Operations, Ethics and Legal to launch an enterprise-wide integrity campaign reinforcing the staff member conduct expectations that reflect our core cultural values. Additionally, we piloted a new Workforce Relations Specialist role at specific facilities. This hands-on resource supports safety frontline staff, paying special attention to new hires. This role provides problem-solving support, ensures clear communication and follow-up, and serves as a visible leader to staff on shift, supplementing the efforts of the local Human Resources team.

Our policies are designed to promote a culture of belonging and respect and prohibit harassment. In accordance with federal contract requirements, we maintain equal opportunity plans designed to provide equality of opportunity for all qualified individuals.

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

In 2025, we invested approximately $8.7 million in talent attraction efforts to reach prospective candidates, and we received over 133,000 job applications. This increased investment in talent attraction reflects the additional demands needed to support newly activated facilities throughout the year. For the past fifteen consecutive years, CoreCivic has been recognized as a GI Jobs Military Friendly employer.

Compensation and Benefits

We utilize descriptive and prescriptive human capital analytics to support our compensation strategy and to help align pay with changing labor market conditions. These analytics inform wage decisions designed to maintain market-competitive compensation across our workforce. We also evaluate internal pay equity through job evaluation and market analyses, with adjustments for factors such as tenure, experience, geographic location, performance, and other relevant variables that may impact compensation.

We operate in competitive labor market conditions across many of our markets. During the third quarter of 2025, we implemented wage increases for substantially all facility staff not covered by the McNamara-O’Hara Service Contract Act, which applies to certain facilities with federal contracts, as part of our ongoing efforts to remain competitive. In addition, we made targeted out-of-cycle wage adjustments throughout the year to address market conditions. These actions, together with other workforce initiatives, are intended to support employee retention and workforce stability. We expect to continue evaluating and investing in staffing resources during 2026, which may result in additional compensation-related expense.

We offer a comprehensive benefits program that includes multiple medical and wellness plans, dental and vision coverage, disability income insurance, flexible spending accounts, and life and accidental death and dismemberment insurance. Employees also receive paid time off and paid holidays. We provide retirement benefits through a 401(k) retirement plan. Eligibility for most benefit plans generally requires full-time employment, subject to certain exceptions, including eligibility for the 401(k) retirement plan based on applicable service requirements or where required under the McNamara-O’Hara Service Contract Act.

Labor Relations

As of December 31, 2025, we employed 13,651 full- and part-time employees, including employees with our transportation and electronic monitoring subsidiaries, TransCor and Recovery Monitoring Solutions Corporation, respectively. Approximately 1,825 of our employees at 13 of our facilities, or approximately 13.4% of our workforce, are represented by labor unions. All of our collective bargaining agreements contain no-strike clauses that bind the unions and the bargaining unit employees. Work stoppages at any of our facilities are exceedingly rare. In the opinion of management, overall employee relations are good. New executive orders, administrative rules and changes in National Labor Relations could increase organizing activity at locations where employees are currently not represented by a labor organization. Increases in organizational activity or any future work stoppages could have an adverse impact on our business, financial condition, or results of operations.

Employee Safety

We are committed to bettering the public good by making our facilities and communities safe for our team members, those under our care, and the public. In 2025, our "Team Safety" program continued initiatives to provide a safe environment and safe working conditions as reflected in our policies and procedures.

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

Privacy and Security Requirements

The Health Insurance Portability and Accountability Act of 1996, as amended and implementing regulations, or HIPAA, require covered entities, which include most health care providers, to protect the privacy and security of individually identifiable health information, known as “protected health information” and establish individual rights related to understanding and controlling how health information is used or disclosed. In the event of breaches of unsecured protected health information, covered entities must notify affected individuals, the U.S. Department of Health and Human Services and, in certain situations involving large breaches, the media. Additionally, we are subject to complex and evolving U.S. federal and state privacy laws and regulations, including those pertaining to the processing of personal data, such as the California Consumer Privacy Act, and similar laws in various states in which we operate.

Healthcare providers are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information, including information blocking restrictions that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, with limited exceptions.

For additional information regarding data privacy and other risks related to our business, see Item 1A. Risk Factors—Risks Related to Our Business and Industry—The failure to comply with data privacy, security and exchange legal requirements could have an adverse impact on our business, reputation, financial position and results of operations.

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

Privatization of correctional, detention, and residential reentry facilities has not achieved complete acceptance by either government agencies or the public at large. The operation of correctional, detention, and residential reentry facilities by private entities has encountered resistance from certain groups, such as labor unions, prison reform organizations, activists and others that believe that correctional, detention, and residential reentry facilities should only be operated by governmental agencies. Any political platform or promise, governmental agency report, investigation or inquiry, public statement by any governmental agency, policy or legislative change, or other similar occurrence or action, that seeks to, or purports to, prohibit, eliminate, or otherwise restrict or limit in any way, the federal government’s (or any state or local government’s) ability to contract with private operators of correctional, detention, and residential reentry facilities, could negatively impact our growth and our ability to renew or maintain existing contracts or to obtain new contracts and could have an adverse impact on our business, financial condition, results of operations and the market price of our common stock.

On January 20, 2025, President Trump reversed an executive order issued on January 26, 2021 by then-President Biden that had directed the Attorney General to not renew DOJ contracts with privately operated criminal detention facilities. Two agencies of the DOJ, the BOP and the USMS utilize our services. The BOP houses inmates who have been convicted, and the USMS is generally responsible for detainees who are awaiting trial. This executive order only applied to agencies that are part of the DOJ, which includes the BOP and USMS. We currently do not operate any prison contracts for the BOP. ICE facilities were not covered by this executive order, as ICE is an agency of the DHS, not the DOJ. It is possible future administrations could issue executive orders restricting the use of private correctional and detention facilities by the federal government.

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

Furthermore, recently proposed legislation in California, Assembly Bill 1633, or AB1633, would impose an annual tax equal to 50% of the gross receipts of private detention facility operators beginning on January 1, 2027, if enacted into law. As a result, if enacted into law, AB1633 would impose the 50% tax on gross receipts we receive in connection with the operation of each of the detention facilities we operate in California. Although it is uncertain whether AB1633 will be enacted into law, we can provide no assurance that it will not be enacted, and if enacted, would not impact our results of operations and cash flows.

In addition, negative publicity regarding offenders escaping, rioting or any other disturbances at our facilities or any public perception of poor operational performance at our facilities, contract non-compliance, or other conditions (including disease outbreaks at the facilities we own and manage) at a privately managed facility may result in adverse publicity to us and the private corrections industry in general and could negatively impact our growth and our ability to renew or maintain existing contracts or to obtain new contracts, which could have an adverse impact on our business, reputation, financial condition, results of operations and the market price of our common stock.

We are subject to fluctuations in occupancy levels, and a decrease in occupancy levels could negatively impact our business.

While a substantial portion of our cost structure is fixed, a substantial portion of our revenue is generated under facility ownership and management contracts that specify per diem payments based upon daily or minimum guaranteed occupancy levels. We are dependent upon the governmental agencies with whom we have contracts to utilize available beds at facilities we operate. We cannot control occupancy levels at the facilities we operate. We do not lobby or advocate for any policies that determine the basis for or duration of an individual's incarceration or detention. Under a per diem rate structure, a decrease in our occupancy rates could cause a decrease in revenue and profitability. For the years 2025, 2024, and 2023, the average compensated occupancy of our facilities, based on rated capacity, was 77%, 75%, and 72%, respectively, for all of the facilities we operated, exclusive of facilities that are leased to third-party operators where our revenue is generally not based on daily occupancy. Occupancy rates may, however, decrease below these levels in the future. When combined with relatively fixed costs for operating each facility, a decrease in occupancy levels could have an adverse impact on our business, financial condition, results of operations and the market price of our common stock.

We are dependent on government appropriations, and our results of operations may be negatively affected by governmental budgetary challenges or government shutdowns.

Our cash flow is subject to the receipt of sufficient funding of, and timely payment by, contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. While we have historically been required to continue to perform under our government contracts during government shutdowns, we are generally not paid until the government reopens. Any delays in payment, or the termination of a contract, could have an adverse effect on our business, financial condition, results of operations and the market price of our common stock. For example, due to the most recent government shutdown, we continue to experience delays in payments from our federal customers and due to newly added approval requirements of certain invoices by DHS. Our federal customers are required to pay us for services we perform including during government shutdowns, with interest, once the government reopens, and for all invoices not paid within set deadlines. In addition, federal, state and local governments are regularly under pressure to control additional spending or reduce current levels of spending. For example, during the fourth quarter of 2025, in response to a request from DHS to provide the agency with budgetary savings, we proposed to reduce the term of four management contracts by one year, which the agency accepted. The federal government may nonetheless elect to extend such contracts beyond their new terms. In prior years, these pressures have been compounded by economic downturns. Accordingly, we have been requested and may be requested in the future to reduce our existing per diem contract rates or forego prospective increases to those rates. Further, our government partners could reduce offender population levels in facilities we own or manage to contain their correctional costs.

Efforts to reduce the U.S. federal deficit could adversely affect our business, financial condition and results of operations.

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

Additionally, considerable uncertainty exists regarding how future budget and program decisions will develop, including the spending priorities of the current U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, on January 20, 2025, President Trump established by an executive order an advisory commission, the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect the funding for and delay or eliminate the ability for additional contracting or increased bed capacity.

Competition may adversely affect the profitability of our business.

We compete with government entities and other private operators on the basis of bed availability, cost, quality and range of services offered, experience in designing, constructing, and managing facilities, and reputation of management and personnel. While there are barriers to entering the market for the ownership and management of correctional, detention, and residential reentry facilities, these barriers may not be sufficient to limit additional competition. In addition, our government customers may assume the management of a facility that they own and we currently manage for them upon the termination of the corresponding management contract or, if such customers have capacity at their facilities, may take individuals currently cared for in our facilities and transfer them to government-run facilities. Since we are paid on a per diem basis with no minimum guaranteed occupancy under most of our contracts, the loss of such individuals, and the resulting decrease in occupancy, would cause a decrease in our revenues and profitability.

We are subject to terminations, non-renewals, or competitive re-bids of our government contracts.

We typically enter into facility contracts with governmental entities for terms of up to five years, with additional renewal periods at the option of the contracting governmental agency. Notwithstanding any contractual renewal option of a contracting governmental agency, 35 of our facility contracts with the customers listed under "Business – Facility Portfolio" are currently scheduled to expire on or before December 31, 2026 but have renewal options (22), or are currently scheduled to expire on or before December 31, 2026 and have no renewal options (13). Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed and we may not be able to negotiate a new contract on favorable terms or at all with the corresponding governmental agency. In addition, these and any other contracting agencies may determine not to exercise renewal options with respect to any of our contracts in the future. Our government partners can also re-bid contracts in a competitive procurement process upon termination or non-renewal of our contract. Competitive re-bids may result from the expiration of the term of a contract, including the initial term and any renewal periods, or the early termination of a contract. Competitive re-bids are often required by applicable federal or state procurement laws periodically in order to further competitive pricing and other terms for the government agency. The aggregate revenue earned during the year ended December 31, 2025 for the 35 contracts with scheduled maturity dates, notwithstanding contractual renewal options, on or before December 31, 2026 was $688.1 million, or 31% of total revenue.

On June 10, 2024, we received notice from ICE of its intent to terminate the IGSA for services at the 2,400-bed Dilley Facility effective August 9, 2024. As a result, we provided notice to the third-party lessor of the facility of our intent to terminate the lease effective as of the same date, with no financial penalties as permitted by the lease agreement. The operating margin at the Dilley Facility exceeded the average operating margin of our portfolio due to the size and scalability of expenses, and due to the unique design and specialized services provided at the facility. Accordingly, the termination of funding of the IGSA associated with the Dilley Facility had a negative impact on operating margins following the termination date. However, the IGSA for services at the Dilley Facility was subsequently amended and operations resumed at the facility on March 5, 2025. The amended IGSA expires in March 2030 and may be further extended through bilateral modification. Simultaneous with the March 5, 2025 amendment of the IGSA and resumption of operations at the Dilley Facility, we entered into a new lease agreement with the same third-party lessor over a period co-terminus with the term of the amended IGSA. The amended IGSA provided for a fixed monthly payment in accordance with a graduated schedule during the first six months of the agreement to correlate with the activation of the five neighborhoods within the facility, each designed to accommodate up to 480 individuals. We began receiving residents at this facility during April 2025. Activation of the Dilley Facility was completed in September 2025, at which time the amended IGSA began contributing to an increase in operating margins. Total annual revenue generated by the Dilley Facility, as fully activated, is expected to be approximately $180 million. Total revenue generated at the Dilley Facility was $118.1 million and $101.2 million during 2025 and 2024, respectively. Facility net operating income at this facility was $39.1 million and $51.5 million during 2025 and 2024, respectively.

During 2024, ICE issued a request for proposal, or RFP, for up to 600 beds in New Jersey. We have offered the 300-bed Elizabeth Detention Center under this RFP. Our management contract at the Elizabeth Detention Center has continued under numerous short-term extensions, including most recently through February 28, 2026, with an additional extension option through March 31, 2026. We continue to discuss the terms of a long-term contract with ICE, but can provide no assurance that we will be awarded a new contract, or that ICE will continue to sign extensions. We generated total revenue of $22.6 million at this facility during 2025. At December 31, 2025, we cared for 303 detainees at this facility under terms of the most recently extended contract.

Governmental agencies typically may terminate a facility contract at any time without cause or use the possibility of termination to negotiate a lower per diem rate. We believe our cost of corrections and detention solutions is competitive, particularly when compared to alternative corrections and detention capacity. We regularly engage and collaborate with our customers to provide them with competitive rates and value for the services we provide. During the fourth quarter of 2025, for example, in response to a request from DHS to provide the agency with budgetary savings, we proposed to reduce the term of four management contracts by one year, which the agency accepted. The government may nonetheless elect to extend such contracts beyond their new terms. In the event any of our contracts are terminated or are not renewed on favorable terms or otherwise, we may not be able to obtain additional replacement contracts. The non-renewal, termination, renegotiation or competitive re-bid of any of our contracts with governmental agencies could have an adverse impact on our business, financial condition and results of operations, including our ability to secure new facility contracts from others.

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

Our growth is generally dependent upon our ability to obtain new contracts to develop and manage correctional, detention, and residential reentry facilities. This possible growth depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions, immigration policy, governmental budgetary constraints, and governmental and public acceptance of the privatization of correctional, detention, and reentry facilities. The demand for our facilities and services could be adversely affected by the relaxation of enforcement efforts, immigration policies that result in reduced migration to the U.S. or a decrease in the number of people apprehended and detained, the expansion of alternatives to incarceration and detention, leniency in conviction or parole standards and sentencing practices through the decriminalization of certain activities that are currently proscribed by criminal laws. For instance, any changes with respect to drugs and controlled substances or illegal immigration could affect the number of persons arrested, detained, convicted, and sentenced, thereby potentially reducing demand for correctional or detention facilities to house them. Immigration reform laws are an ongoing focus for legislators and politicians at the federal, state, and local level and policies that deny entry into the U.S. for any reason could result in a decrease in the demand for our services. Legislation has also been proposed in numerous jurisdictions that could lower minimum sentences for some non-violent crimes and make more inmates eligible for early release based on good behavior. On December 21, 2018, then-President Trump signed legislation, known as The First Step Act, that reduces sentences for first-time offenders in possession of a gun when committing a crime, eliminates mandating life-time sentences for three-time offenders, provides judges more discretion in crafting sentences for some drug-related offenses, and allows offenders to seek a retroactive reduction in sentences affected by the disparity in the sentences for crack and powder cocaine cases narrowed by the Fair Sentencing Act of 2010. Although, under long-standing policy, CoreCivic does not draft, lobby for, promote, or in any way take a position on policies that determine the basis or duration of an individual's incarceration or detention, CoreCivic supported adoption of The First Step Act because the legislation aligns with our publicly stated commitment to advocate for a range of recidivism-reducing policies by providing additional resources to help ensure that incarcerated individuals are given the best possible chance to successfully return to their communities and stay out of prison. Also, the expansion of alternatives to incarceration and detention, such as electronic monitoring or the use of other technologies, may reduce the number of offenders who would otherwise be incarcerated or detained. Similarly, reductions in crime rates, increases in resources dedicated to preventing crime, reduced funding for law enforcement, or strained law enforcement resources could lead to a reduction in arrests, which could lead to a decrease in convictions and sentences requiring incarceration at correctional facilities.

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

Expectations about continued growth in the utilization of detention beds by the federal government may not be realized, which could negatively impact our stock price.

We currently expect demand from the federal government for our correctional and detention facilities to continue to increase under the current presidential administration, particularly from ICE, as a result of recent changes in immigration policy and funding levels of our federal government partners charged with correctional and detention responsibilities. This anticipated continued increase in demand could result in higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. However, we can provide no assurance that the federal government will increase the utilization of our available capacity. Further, the activation of our idle correctional and detention facilities generally requires three to six months to hire, train, and prepare our facilities to accept residential populations, which could result in substantial expenses before we are able to realize additional revenue. If the demand from the federal government for our correctional and detention facilities is not realized or does not increase to levels generally expected in the marketplace, our stock price could decline.

ICE, the federal executive agency under the direction of DHS, has recently expanded its methods for physical detention by utilizing non-traditional detention capacity and by obtaining ownership of non-traditional facilities, and such methods could have an adverse impact on our business.

With the extensive funding made available by the OBBBA, in order to boost total available detention beds, accelerate deportation initiatives and explore cost savings, DHS has considered various alternative forms of detention capacity and increased utilization of non-traditional private sector detention facilities. For example, ICE has increased its use of military bases (domestically and at Guantanamo Bay), soft-sided facilities, idled or under-utilized facilities owned and operated by the BOP, facilities owned by state and local government agencies, international options, and has most recently proposed using warehouse-based real estate, and has acquired certain real estate assets for use in ICE detention. If we were to sell one of our owned facilities to a governmental customer, such as ICE, we may be unable to invest the proceeds from the sale in one or more properties that yield as much cash flow as the property sold. Even if we were to be engaged by a governmental customer to operate the facility following the sale, our operation of the facility pursuant to a management agreement may be less profitable than our ownership of the facility, and there can be no assurance that such governmental customer will not terminate the management contract associated with such facility or engage another operator to manage such facility. Utilization of additional forms of detention options, including through governmental ownership of detention facilities, could divert potential occupancy from our facilities, and thereby have an adverse impact on our business, financial condition and results of operations.

We may face community opposition to facility location, which may adversely affect our ability to obtain or timely activate new contracts.

Our success in obtaining new awards and contracts sometimes depends, in part, upon our ability to locate land that can be leased or acquired, on economically favorable terms, by us or other entities working with us in conjunction with our proposal to construct and/or manage a facility. Some locations may be in or near populous areas or require certain zoning or permitting and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. When selecting project sites, we attempt to conduct business in communities where local leaders and residents generally support the establishment of a privatized correctional, detention, or residential reentry facility. Even if we identify sites where local leaders and residents generally support the establishment of a correctional, detention, or residential reentry facility, whether to be publicly or privately operated, constructing or expanding a facility, or proposing to utilize a facility for immigration detention, may still face resistance by broader groups to facilities perceived as supporting over-incarceration or immigration detention. Therefore, future efforts to find suitable host communities may not be successful. We may incur substantial costs in evaluating the feasibility of the development of a correctional, detention, or residential reentry facility. As a result, we may report significant charges if we decide to abandon efforts to develop a correctional, detention, or residential reentry facility on a particular site. Further, in many cases, the site selection is made by the contracting governmental entity. In such cases, site selection may be made for reasons related to political and/or economic development interests and may lead to the selection of less favorable sites.

For example, the City of Leavenworth has filed a lawsuit alleging that a SUP is required to activate our Midwest Regional Reception Center in Leavenworth, Kansas, which has resulted in a delay in the intake process. Although we are appealing negative court rulings in this matter, and in December 2025 filed an application for the SUP, we can provide no assurance that our legal appeal will be successful, or that the SUP will be approved and therefore, cannot predict if or when we will be able to accept detainee populations at this facility.

We may incur significant start-up and operating costs on new contracts before receiving related revenues, which may have an adverse impact on our business, financial condition and results of operations and not be recouped.

When we are awarded a contract to provide or manage a facility, we may incur significant start-up and operating expenses, including the cost of constructing the facility, purchasing equipment and staffing the facility, before we receive any payments under the contract. We may also experience a disruption in our business when transitioning from one contract to another. Because our contracts may be terminated prior to their scheduled expiration, we may not recover these expenditures or realize any return on our investment.

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

The industry in which we operate is subject to extensive federal, state, and local regulations, including educational, environmental, health care, data privacy, transportation, telecommunications, and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to the corrections industry, some target private, for-profit entities by imposing location requirements, compliance requirements, elevated litigation risk and financial penalties only on private, for-profit correction and detention providers, and some are unique to government contractors. The combination of regulations we face is unique and complex. Facility management contracts typically include reporting requirements, supervision, and on-site monitoring by representatives of the contracting governmental agencies. Corrections and reentry personnel are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with certain types of businesses, such as small businesses and businesses owned by members of minority groups. Our facilities are also subject to operational and financial audits by the governmental agencies with whom we contract. Federal regulations also require federal government contractors to self-report evidence of certain forms of misconduct. We may not always successfully comply with these regulations and contract requirements, and failure to comply can result in material penalties, including financial penalties, non-renewal or termination of noncompliant contracts and/or our other facility contracts, exclusion from new contract procurement or RFP bidding, and suspension or debarment from contracting with certain government entities.

In addition, private prison managers are subject to government legislation and regulation attempting to restrict the ability of private prison managers to house certain types of inmates, such as inmates from other jurisdictions or inmates at medium or higher security levels. Legislation has been enacted in several states, and has previously been proposed in the United States Congress, containing such restrictions. Such legislation, if enacted, could have an adverse effect on our business.

There also has been increasing focus by U.S. and foreign government authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption. In particular, the State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, starting in 2026. Furthermore, existing laws and regulations may be revised or new laws and regulations or new interpretations of existing laws and regulations, may be adopted or become applicable to us, which may affect the operation of our properties or result in significant additional expense and restrictions on our business operations. The costs to defend a claim under such new or revised laws, or to comply with such laws or regulations, could be material and could adversely affect our business, financial condition and results of operations.

Our inmate transportation subsidiary, TransCor, is subject to regulations promulgated by the Departments of Transportation and Justice. Such regulations include, but are not limited to, background checks and drug testing of employees; employee training; employee hours; staff-to-inmate ratios; prisoner restraints; communication with local law enforcement; and standards to help ensure the safety of prisoners during transport. Any changes in such regulations could result in an increase in the cost of our transportation operations.

From time to time, we enter into agreements with telecommunications providers to provide telephone services to residents in our facilities. Although we are not a telecommunications provider, these services are subject to regulations which may change from time to time. We are subject to the direct and indirect effects of these regulations. Non‑compliance with these regulations, either by us or by our telecommunications providers, subjects us to risks which could result in increases to our costs or decreases in our revenue. The impact to our revenue is limited because a significant amount of commissions paid by our telecommunications providers is passed along to our customers or is reserved and must be used for the benefit of individuals in our care.

The failure to comply with data privacy and security legal requirements could have an adverse impact on our business, reputation, financial position and results of operations.

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

The increasingly complex, restrictive and rapidly evolving regulatory environment at the federal and state level related to data privacy and data protection, including with respect to protected health information and the use of artificial intelligence, may require significant continued effort and cost, changes to our business and data processing practices and impact our ability to obtain and use data. These laws provide for civil penalties for violations, and some confer a private right-of-action to certain individuals for data breaches. Federal and state regulatory bodies, including the Federal Trade Commission, the California Privacy Protection Agency, and state attorneys general are engaging in enforcement investigations and actions with respect to privacy and data protection. There is no assurance that our security controls, training of employees on data privacy and data security, and policies, procedures and practices will prevent the improper use or disclosure of personal data. Our inability to adapt or comply with such legal requirements, or the improper use or disclosure of personal data in violation of data privacy laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions, or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could have an adverse impact on our business, reputation, financial position and results of operations.

We depend on a limited number of governmental customers for a significant portion of our revenues.

We currently derive, and expect to continue to derive, a significant portion of our revenues from a limited number of governmental agencies. The three primary federal governmental agencies with correctional and detention responsibilities, ICE, the USMS, and the BOP accounted for 54% of our total revenues for the year ended December 31, 2025 ($1,193.5 million). For the year ended December 31, 2025, ICE, USMS, and the BOP accounted for 35% ($770.7 million), 18% ($390.6 million), and 1% ($32.2 million), respectively, of our total revenue. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties (i.e. correctional, detention, and reentry), the loss or substantial reduction in value of one or more of such contracts could have an adverse impact on our business, financial condition and results of operations. We expect to continue to depend upon federal agencies, including ICE and the USMS, and a relatively small group of other governmental customers for a significant percentage of our revenues.

The federal government has previously adopted policies to not renew DOJ contracts with privately operated criminal detention facilities. Although the current administration has reversed these policies, it is possible future administrations could issue similar or new executive orders restricting the use of private correctional and detention facilities by the federal government.

We are dependent upon our senior management and our ability to attract and retain sufficient qualified personnel.

The success of our business depends in large part on the ability and experience of our senior management. The unexpected loss of any of these persons could have an adverse impact on our business.

In addition, the services we provide are labor-intensive. The success of our business, and our ability to satisfy the staffing and operational performance requirements of our contracts, require that we attract, hire, develop and retain sufficient qualified personnel. When we are awarded a facility management contract or open a new facility, we must hire operating management, correctional and detention officers, and other personnel. Our inability to hire sufficient qualified personnel on a timely basis, or experiencing excessive turnover or the loss of significant personnel at existing facilities, could adversely affect our business. These risks have been intensified by the activation of multiple previously idle facilities under new management contracts with ICE, where the activation process is not yet complete, and could in the future be compounded if we have the opportunity to activate additional idle facilities. Many of our contracts include specific staffing requirements, and our failure to satisfy such requirements may result in the imposition of financial penalties or loss of contract.

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

As the labor market improves, we expect to further reduce our reliance on these temporary incentives. While we have achieved recent successes, the benefits of our investments in staffing may not be sustained, and labor shortages could intensify again in the future, especially during the periods when multiple facility activations are required in certain geographical areas creating a higher demand for labor, which could adversely affect our business, results of operations and financial condition.

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

Workers' compensation, auto liability, employee health, and general liability insurance represent significant costs to us. Because we are significantly self-insured for workers' compensation, auto liability, employee health, and general liability risks, the amount of our insurance expense is dependent on claims experience, our ability to control our claims experience, and in the case of workers' compensation and employee health, rising health care costs in general. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows, and the failure to obtain or maintain any necessary insurance coverage could have an adverse impact on our business, financial condition and results of operations.

We may be adversely affected by inflation.

Many of our facility contracts provide for fixed fees or fees that increase by only small amounts during their terms. If, due to inflation or other causes, our operating expenses, such as wages and salaries of our employees, insurance, medical, and food costs, increase at rates faster than increases, if any, in our revenues, then our profitability would be adversely affected. In the past, we have experienced increases in labor costs. The continuation or intensification of such increases could have an adverse impact on our business, financial condition or results of operations.

We depend in part on the performance and capabilities of third parties with whom we have commercial relationships.

We maintain business relationships with key partners, suppliers, channel partners and other parties that have complementary products, services or skills. We depend, in part, on the performance and capabilities of these third parties and on the financial condition of, and our relationship with, distributors and other business partners, which can affect our capacity to effectively and efficiently serve current and potential government partners. We depend on these third parties and suppliers to also adequately protect against risks that they may face, including cybersecurity risk, to ensure timely delivery of products and services we procure. Additionally, cost inflation and supply chain disruptions may lead to higher costs charged by such third parties or the unavailability of the products or services they provide. Should we be unable to source such products or services from alternative or lower cost providers, our business, financial condition and results of operations could be adversely affected.

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

The primary risk we face for asset impairment charges is associated with real estate that we own. As of December 31, 2025, we had $2.1 billion in property and equipment, including $149.7 million in long-lived assets at four idled CoreCivic Safety facilities and one idled CoreCivic Properties correctional facility. We can provide no assurance that we will be able to secure agreements to utilize our idle properties, or that we will not incur impairment charges in the future.

Certain of our facilities are subject to options to purchase and reversions. Nine of our facilities are subject to an option to purchase by certain governmental agencies. Such options are exercisable by the corresponding contracting governmental entity generally at any time during the term of the respective facility contract. Certain of these purchase options are based on the depreciated book value of the facility, which essentially could result in the transfer of ownership of the facility to the governmental agency at the end of the life used for accounting purposes, while other options to purchase are exercisable at prices below fair market value. See "Business – Facility Portfolio." If any of these options are exercised, there exists the risk that we will be unable to invest the proceeds from the sale of the facility in one or more properties that yield as much cash flow as the property acquired by the government entity. In addition, in the event any of these options are exercised, there exists the risk that the contracting governmental agency will terminate the management contract associated with such facility. For the year ended December 31, 2025, the nine facilities currently subject to these options generated $374.5 million in revenue (16.9% of total revenue) and incurred $314.7 million in operating expenses.

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

Components of our business depend significantly on effective information systems and technologies, some of which are provided and/or maintained by third parties. As with any organization that relies on technology to deliver products and services, we face a variety of technology-related risks that could materially impact our operations, financial performance, and reputation. As a matter of course, we may store, transmit, or process the personal information of offenders, employees and other persons as required to provide our services and such personal information or other data may be hosted or exchanged with our government partners and other third-party providers. In response to these risks, we employ industry standard administrative, technical and physical safeguards designed to meet data protection and availability requirements; however, specific examples of risks we face include:

•
Cybersecurity threats: Our systems and data are subject to the potential for cybersecurity incidents including unauthorized access, data breaches, and malicious software. Any such incidents could result in the loss of sensitive information, significant operational disruptions, legal liability, and reputational harm.
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
•
Force majeure: Unforeseeable circumstances or circumstances beyond our controls such as geopolitical conflicts, natural disasters, etc. may cause significant operational disruptions to our information technology systems or those on which we rely, which could result in material recovery costs or loss of customer confidence.

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

For example, several well-known companies have recently disclosed high-profile security breaches involving sophisticated and highly targeted attacks on their company's infrastructure or their customers' data, which were not recognized or detected until after such companies had been affected notwithstanding the preventive measures they had in place. In addition, since Russia's invasion of Ukraine and the conflict in Israel and the surrounding areas, many companies have experienced heightened cybersecurity risks. Additionally, our status as a government contractor may increase the risk that we are a target of cyberattacks. Cybersecurity threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence, machine learning and quantum computing by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. Further, the information systems of third parties upon which we rely in connection with our business, such as vendors, suppliers, government partners, and other third-party service providers, could be comprised in a manner that adversely affects us and our information systems. Additionally, the failure of our employees to exercise sound judgment and vigilance when targeted by social engineering or other cyberattacks may increase our vulnerability.

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

We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.

We are implementing a new enterprise resource planning system, or ERP. ERP system implementations are complex, time-consuming, labor intensive, and involve substantial expenditures. The new ERP system is critical to our ability to gather important information, obtain and deliver products, send invoices, fulfill contractual obligations, maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP system implementations also require transformation of internal processes and are subject to delays and cost overruns. Any loss of information, disruptions, delays or deficiencies in the implementation of the new ERP system could affect our ability to accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC including, but not limited to, the evaluation of the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and otherwise operate our business. Such disruptions could adversely affect our business, financial condition, results of operations and reputation.

We are subject to risks related to corporate responsibility.

The integration of corporate responsibility factors in making investment decisions is relatively new; frameworks and methods used by investors for assessing corporate responsibility policies are not fully developed and vary considerably among the investment community; and investor, societal and political sentiments on corporate responsibility, both as to particular corporate responsibility factors and as to its general relevance to investors and their decisions, continue to evolve. The State of California's Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act will impose climate-related disclosure obligations on certain companies doing business in California that could impose additional disclosure requirements on us, along with associated costs and risks. We will continue to monitor developments in the implementation of final rules associated with these laws in 2026. During 2025, we issued our annual Corporate Responsibility Report which broadly describes how we attempt to deliver on our service commitment to our government and other third-party partners and manage our operations responsibly and ethically. The policies and practices we summarize in our corporate responsibility reporting, whether they relate to the standards we set for ourselves or corporate responsibility criteria established by third parties, and whether or not we meet such standards, may influence our reputation. For example, the perception held by the general public, our governmental partners, vendors, suppliers, other stakeholders, or the communities in which we do business may depend, in part, on the standards we have chosen to aspire to meet, whether or not we meet these standards on a timely basis or at all, and whether or not we meet external corporate responsibility factors they deem relevant. Nonetheless, the subjective and evolving nature and wide variety of methods and processes used by various stakeholders, including investors, to assess a company with respect to corporate responsibility criteria can result in the perception of negative corporate responsibility factors or a misrepresentation of our corporate responsibility policies and practices. Our failure, or perceived failure, to meet expectations on corporate responsibility reporting, achieve meaningful progress on corporate responsibility-related policies and practices, address stakeholder expectations or meet corporate responsibility criteria set by third parties on a timely basis, or at all, could adversely affect our business, results of operations, financial condition and cash flows.

By electing to voluntarily publicize corporate responsibility-related information and our approach to corporate responsibility standards, our business may also face increased scrutiny related to corporate responsibility activities. As a result, our reputation could be harmed if we fail to meet goals we share, report accurate data or act in a manner deemed appropriate or responsible in light of shifting social and political standards and perspectives in the areas in which we report, such as safety and security, human rights, human capital, quality assurance, community engagement, and environmental sustainability. Any harm to our reputation resulting from sharing information, setting goals, attempting to meet external standards set by third-parties or our failure or perceived failure to meet such standards or act in a manner that meets evolving societal and political perspectives could impact, among other things: employee retention; the willingness of our governmental partners, vendors and suppliers to do business with us; investors willingness or ability to purchase or hold our securities; or our ability to access capital, any of which could adversely affect our business, results of operations and financial condition. Our Corporate Responsibility Report is not incorporated by reference into and does not form any part of this Annual Report.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt securities.

We have a significant amount of indebtedness. As of December 31, 2025, we had total indebtedness of $1,230.3 million. Our indebtedness could have important consequences. For example, it could:

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

The indentures related to our 8.25% senior notes due 2029, and our 4.75% senior notes due 2027, collectively referred to herein as our senior notes, and the credit agreement related to our Bank Credit Facility, contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our Bank Credit Facility requires us to comply with certain financial covenants, including leverage and fixed charge coverage ratios. The Bank Credit Facility includes other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, make restricted payments and investments; issue disqualified stock; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indentures related to our senior notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations on our ability to create liens on our assets. The indenture related to our 8.25% senior notes due 2029 additionally limits our ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness.

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

Our Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of our domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of our "first-tier" foreign subsidiaries, all of our accounts receivable and those of our domestic restricted subsidiaries, and substantially all of our deposit accounts and those of our domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.25 to 1.00 or (b) we incur certain debt above a specified threshold, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. Subject to compliance with the restrictive covenants under our existing indebtedness, we may incur additional indebtedness secured by existing or future assets of ours or our subsidiaries. In the event of a default under our Bank

Credit Facility or any other secured indebtedness, or if we experience insolvency, liquidation, dissolution or reorganization, the holders of our secured debt would be entitled to payment from their collateral security, and after that the holders of our unsecured debt (including the holders of any deficiency remaining after application of collateral to secured debt) would be entitled to payment from our remaining assets. In such an event, there can be no assurance that we would have sufficient assets to pay amounts due to holders of our unsecured debt, and unsecured debt-holders may receive less than the full amount to which they are entitled.

Servicing our indebtedness will require a significant amount of cash or may require us to refinance our indebtedness before it matures. Our ability to generate cash depends on many factors beyond our control and there is no assurance that we will be able to refinance our debt on acceptable terms, or at all.

Currently, our term loan and revolving credit facility both mature in October 2028. We also have outstanding $500.0 million in aggregate principal amount of our 8.25% senior notes due 2029, and $238.5 million in aggregate principal amount of our 4.75% senior notes due 2027. In addition, we have $134.3 million outstanding under a non-recourse mortgage note with an interest rate of 4.43% maturing in 2040. Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

The risk exists that our business will be unable to generate sufficient cash flow from operations or that future borrowings will not be available to us in an amount sufficient to enable us to pay our indebtedness, including our existing senior notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including our senior notes, on or before maturity. Our ability to refinance all or a portion of our indebtedness on acceptable terms, or at all, will be dependent upon a number of factors, including our degree of leverage, the amount of our cash flows, the value of our assets, borrowing and other financial restrictions imposed by lenders, and conditions in the credit markets at the time we refinance. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to agree to otherwise unfavorable financing terms or to sell one or more properties at unattractive prices or on disadvantageous terms. Any one of these options could have an adverse impact on our business, financial condition and results of operations.

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

The terms of the indentures for our senior notes and our Bank Credit Facility restrict our ability to incur indebtedness; however, we may nevertheless incur additional indebtedness in the future, and in the future, we may refinance all or a portion of our indebtedness, including our Bank Credit Facility indebtedness, and may incur additional indebtedness as a result so long as we comply with the limitations in our senior notes and Bank Credit Facility while they are in effect. As of December 31, 2025, we had $311.4 million of additional borrowing capacity available under our revolving credit facility. In addition, so long as we comply with the limitations in our senior notes and Bank Credit Facility while they are in effect, we may incur additional debt from time to time when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

Our access to capital may be affected by general macroeconomic conditions.

Credit markets may tighten significantly for various reasons that may or may not result from company-specific activities such that our ability to obtain new capital could be more challenging and more expensive. Further, we can provide no assurance that the banks that have made commitments under our Bank Credit Facility will continue to operate as going concerns in the future or will agree to extend commitments beyond the maturity date. If any of the banks in the lending group were to fail, or fail to renew their commitments, it is possible that the capacity under our Bank Credit Facility would be reduced. In the event that the availability under our Bank Credit Facility was reduced significantly, we could be required to obtain capital from alternate sources in order to continue with our business and capital strategies. Our options for addressing such capital constraints would include, but not be limited to (i) delaying certain capital expenditure projects, (ii) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased or new amounts under the terms of our Bank Credit Facility, (iii) accessing the public or private capital markets, or (iv) retaining more of our cash flow. Such alternatives could be on terms less favorable than under the Bank Credit Facility, which could have an adverse impact on our business, financial position and results of operations.

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

An increase in interest rates increases the cost of our variable rate debt.

We have incurred and expect in the future to incur indebtedness that bears interest at variable rates, including indebtedness under our Bank Credit Facility. Accordingly, an increase in interest rates would increase our interest costs, which could have an adverse impact on us and our ability to pay down our debt, return capital to our stockholders and pay maturing debt or cause us to be in default under certain debt instruments.

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

We may encounter staffing constraints as well as costs and expenses associated with owning and/or operating our correctional, detention, and residential reentry facilities as a result of acts of God, outbreaks of epidemic or pandemic disease, global climate change (including the potential for increased inclement weather and natural disasters), wars and other geopolitical conflicts and the potential for war, terrorist activity (including threats of terrorist activity), political unrest, geopolitical uncertainty and other forms of civil strife, in or around locations where we own and/or operate significant properties. These events could have an adverse impact on our business, financial condition, results of operations or the market price of our common stock.

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

Governance

Our information security risk management program is integrated into our overall risk management program. Our BOD has a formalized enterprise risk management program, or ERM Program, which the Risk Committee of the BOD, or Risk Committee, on behalf of the BOD and the Audit Committee of the BOD, oversees. Our ERM Program addresses the identification, prioritization and assessment of a broad range of risks (e.g., cybersecurity, financial, operational, business, reputational, governance and managerial), and the formulation of plans to develop and improve controls for managing these risks or mitigating their effects in an integrated effort involving our BOD, relevant committees of the BOD, management, and other personnel. Our ERM Program is led by our General Counsel and is a component of management’s strategic planning process. Our BOD and Risk Committee have primary oversight responsibility regarding our information security risk management program. Our BOD and Risk Committee each receives regular and frequent updates on cybersecurity and information technology matters from management (including our Chief Information and Digital Officer, or CIDO) and, periodically, from outside experts. For example, the CIDO provides reports to our BOD, Technology Steering Committee and Risk Committee regarding information security risks, as well as plans and strategies to mitigate those risks, on a periodic basis.

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

Our Technology Cybersecurity Committee is comprised of a subset of our Technology Department, including our CIDO. The Technology Cybersecurity Committee meets bi-weekly and reviews all cybersecurity risks and incidents meeting certain criteria, provides oversight with respect to cybersecurity matters at a technology management level, and reports through our CIDO to the Technology Steering Committee.

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

Our Sr. Director, Information Security and Privacy Compliance, prepares an incident summary and collaborates with the CIDO to conduct an initial assessment of information and cybersecurity incidents. They perform an impact assessment with respect to information or cybersecurity incidents meeting certain criteria and elevate the review of any such information or cybersecurity incidents for review by our executive officers.

Cybersecurity incidents meeting certain criteria are escalated to our Disclosure Committee for SEC disclosure consideration. The materiality of any cybersecurity incident is ultimately evaluated and determined by our Disclosure Committee in collaboration with our CIDO. Our Disclosure Committee is comprised of our executive officers, our CIDO, our Chief Ethics and Compliance Officer, and relevant business leaders from our finance and legal departments. The Disclosure Committee is presented with a detailed overview of the cybersecurity incident by the CIDO. The Disclosure Committee then evaluates the cybersecurity incident and its potential materiality based on SEC guidance and by considering relevant quantitative and qualitative factors.

We have also adopted a cybersecurity incident response plan which provides for controls and procedures in connection with cybersecurity incidents, including these escalation procedures.

At a management level, our information security risk management program is led by our CIDO, along with our Sr. Director, Information Security and Privacy Compliance. As of the date of this Annual Report, our Technology Department, led by our CIDO, along with our Sr. Director, Information Security and Privacy Compliance, is comprised of nearly 115 technology professionals, with currently 14 of such technology professionals exclusively dedicated to cybersecurity. These security professionals have an average information security/cybersecurity tenure of 6 years and over 30 active certifications from ISC2, ISACA, CompTIA and other industry certification leaders including certifications such as CISSP, CISM, Security+, and CEH, among other advanced Cybersecurity and Technology degrees, tool and process specific certifications, and cybersecurity related work experience. Our Technology Department stays current on cybersecurity issues and trends through continuing education activities such as conferences and participating in webinars, maintaining continuous education requirements for certification bodies, as well as through the monitoring of security and vendor feeds on cybersecurity trends and threats.

ITEM 2. PROPERTIES.

The properties we owned at December 31, 2025 are described under Item 1 and in Note 3 of the Notes to the Consolidated Financial Statements contained in this Annual Report, as well as in Schedule III in Part IV of this Annual Report.

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

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of and Distributions on Capital Stock

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "CXW." On February 13, 2026, the last reported sale price of our common stock was $18.92 per share and there were approximately 2,100 registered holders and approximately 42,000 beneficial holders, respectively, of our common stock.

Dividend Policy

While we do not currently anticipate paying cash dividends, we expect to return capital to our shareholders through other means, including our share repurchase program described below. Any future determination to pay dividends will be made at the discretion of our Board, subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 - October 31, 2025	798,293	$18.79	798,293	$182,854,537
November 1, 2025 - November 30, 2025	1,879,621	$17.06	1,879,621	$350,784,351
December 1, 2025 - December 31, 2025	2,653,739	$18.94	2,653,739	$300,529,873
Total	5,331,653	$18.25	5,331,653	$300,529,873

(1) On May 12, 2022, the BOD approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. This original authorization, along with the dates and amounts of subsequent increases to the authorization by the BOD to the share repurchase program, are as follows (in thousands):

Date	Amount
May 12, 2022	$150,000
August 2, 2022	75,000
May 16, 2024	125,000
May 15, 2025	150,000
November 10, 2025	200,000
Total authorization	$700,000

Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. As of December 31, 2025, the Company had repurchased a total of 25.7 million shares of the Company's common stock at an aggregate cost of approximately $399.5 million.

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

As of December 31, 2025, through our CoreCivic Safety segment, we operated 44 correctional and detention facilities, 40 of which we owned or controlled via a long-term lease, with a total design capacity of approximately 68,000 beds. Through our CoreCivic Community segment, we operated 20 residential reentry centers, which we owned or controlled via a long-term lease, with a total design capacity of approximately 4,000 beds. In addition, through our CoreCivic Properties segment, we owned five properties, with a total design capacity of approximately 8,000 beds. We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States. Our size and experience provide us with significant credibility with our current and prospective customers, and enable us to generate economies of scale in purchasing power for food services, health care and other supplies and services we offer to our government partners.

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

Upon his inauguration on January 20, 2025, President Trump issued nine executive actions intended to secure the borders of the United States and remove illegal immigrants, prioritizing those with criminal histories. These initial orders included the declaration of a national emergency at the United States southern border. Also included in these executive actions was the issuance of an executive order titled "Protecting the American People Against Invasion" which calls on the federal government to faithfully execute the immigration laws of the United States, including the removal of aliens, particularly those who threaten the safety of the American people. This executive order calls on the Secretary of Homeland Security to “take all appropriate action and allocate all legally available resources or establish contracts to construct, operate, control, or use facilities to detain removable aliens” and “take all appropriate actions to ensure the detention of aliens apprehended for violations of immigration law pending the outcome of their removal proceedings or their removal from the country, to the extent permitted by law.” Effectively, this executive order requires an increase in interior enforcement by the U.S. Immigration and Customs Enforcement, or ICE, and directs the Department of Homeland Security, or DHS, to detain those arrested by ICE, pending their removal or adjudication.

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

Further, on January 29, 2025, President Trump signed into law the Laken Riley Act, which had been passed by Congress with bipartisan support. The Laken Riley Act requires ICE to detain certain non-United States nationals who have been charged, arrested, or convicted of crimes including burglary, theft, assault of a law enforcement officer, as well as killing or injuring another person. We believe the Laken Riley Act has contributed to the increased demand for detention beds by ICE, as further described in this Annual Report.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, or OBBBA. OBBBA appropriates a total of $75 billion in mandatory funding to ICE for immigration enforcement activities and to increase detention capacity. Specifically, OBBBA appropriates $45 billion for single adult alien detention capacity and family residential center capacity. This funding is a significant increase in funding historically provided to ICE for border security and immigration detention. The funding will remain available through September 30, 2029, and is in addition to base annual appropriations during that time period. The additional funding is also being used by DHS to hire nearly 10,000 new ICE officers to implement the immigration enforcement initiatives.

Given the recent legislative and executive actions mentioned above, we believe the short-term growth opportunities of our business are particularly attractive as federal government agencies consider their emergent needs. ICE has begun to utilize additional bed capacity in our portfolio at facilities with existing contracts, we have signed new contracts to activate five previously idled facilities, and we have been in discussion with ICE to activate additional idle facilities. The number of people we care for under contracts with ICE has increased by approximately 5,900 individuals, or 58.2%, from the beginning of the year through December 31, 2025. As of December 31, 2025, we had five idle correctional facilities containing approximately 7,000 beds that are operated with a core staffing complement to remain currently available and that are being actively marketed as solutions to the correctional or detention needs of potential customers.

During the first quarter of 2025, we entered into contract modifications at our 2,016-bed Northeast Ohio Correctional Center in Youngstown, Ohio, our 1,072-bed Nevada Southern Detention Center in Pahrump, Nevada, and our 1,600-bed Cimarron Correctional Facility in Cushing, Oklahoma to collectively add capacity for up to 784 ICE detainees. We subsequently entered into two additional modifications in the second half of 2025 to collectively add additional capacity at the Cimarron facility for up to nearly 300 ICE detainees.

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

Effective March 7, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas. The letter agreement authorized initial funding up to $5.0 million with maximum funding up to $22.6 million for a six-month period while we worked to negotiate and execute a longer-term contract. On September 29, 2025, we announced that we entered into a new contract with ICE effective September 7, 2025. The City of Leavenworth has filed a lawsuit alleging that a Special Use Permit, or SUP, is required to activate the facility, which has resulted in a delay in the intake process. In December 2025, we filed an application for the SUP. However, we cannot provide assurance that the application will be approved and therefore cannot predict if or when we will be able to accept detainee populations. The new agreement, which expires September 6, 2027, provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations, both of which commence once the temporary injunction currently prohibiting the intake of detainees is no longer enforceable. See Note 14 of the Notes to the Consolidated Financial Statements contained in this Annual Report for further discussion of the pending litigation.

On April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 2,560-bed California City Immigration Processing Center, or the California City Facility, formerly known as the California City Correctional Center. The letter agreement authorized initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while we worked to negotiate and execute a long-term contract. We began receiving ICE detainees at our California City Facility during August 2025, under terms of the letter agreement. On September 29, 2025, we announced that we entered into a new two-year contract with ICE effective September 1, 2025. As of December 31, 2025, we cared for 1,436 individuals at the facility. We currently expect to reach stabilized occupancy at the facility in the first quarter of 2026. A non-governmental organization and a detainee have filed a lawsuit alleging that a business license must be obtained to operate the facility and seeks injunctive relief that would include operational interruption at the facility. The Company can provide no assurance that it will obtain a favorable ruling in this matter or predict when this matter will be resolved. See Note 14 of the Notes to the Consolidated Financial Statements contained in this Annual Report for further discussion of the pending litigation.

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

On October 1, 2025, we announced that we had been awarded a new contract through an IGSA between the Oklahoma Department of Corrections and ICE to resume operations at our previously idled 2,160-bed Diamondback Correctional Facility in Watonga, Oklahoma. The Diamondback facility had been idle since 2010. The new contract commenced on September 30, 2025, now expires in September 2029, and may be further extended through bilateral modification. We began receiving detainees in December 2025, with stabilized occupancy estimated to be reached in the second quarter of 2026.

While we believe the legislative and executive actions mentioned above will create long-term needs from our federal partners, we also believe the long-term growth opportunities of our business remain attractive as state and county government agencies consider the efficiency and offender programming opportunities we provide as flexible solutions to satisfy their needs. We have been in discussions with several state and county government agencies that have experienced challenges in staffing their public-sector facilities and are seeking solutions from the private sector. Further, several of our existing government partners, as well as prospective government partners, have been experiencing growth in offender populations and overcrowded conditions. Governments are continuing to assess their need for correctional space, and several are considering alternative correctional capacity for their aged or inefficient infrastructure, or are seeking cost savings by utilizing the private sector, which could result in increased future demand for the solutions we provide.

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

We are actively engaged in marketing our available capacity as solutions to meet the needs of potential customers. Historically, we have been successful in obtaining new contracts when we have an inventory of available beds to provide flexible and immediate solutions to our government customers. As available capacity within existing operating facilities is utilized, we believe increasing demand will result in the utilization of idle bed capacity. Available bed capacity can also be used for emergent needs. As a private enterprise, we believe we have the ability to respond more quickly to changing market conditions, and can offer various types of incentives to attract and retain correctional staff that are more difficult for government agencies to provide. For example, on August 1, 2024, we entered into a management contract with the state of Montana to care for an unspecified number of inmates at facilities we operate. The contract is scheduled to expire on July 31, 2026, and may be extended by mutual agreement for a total term of up to seven years. As of December 31, 2025, we cared for 361 inmates from the state of Montana at our Saguaro facility under this management contract, along with another similar contract with the state of Montana that was entered into during the fourth quarter of 2023. We also care for residents from the state of Hawaii and the state of Idaho at our Saguaro facility. On January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana. As of December 31, 2025, we cared for 239 inmates from the state of Montana at our Tallahatchie facility in Mississippi under this new contract. We also care for residents from Wyoming, Vermont, the U.S. Virgin Islands, USMS, and Tallahatchie and Hinds counties at the Tallahatchie facility. This latest contract with Montana expands the geographic range of our facilities that can serve the state of Montana, where we also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract.

We also offer our customers an attractive portfolio of correctional, detention, and reentry facilities that can be leased for various needs as an alternative to providing "turn-key" correctional, detention, and residential reentry bed space and services to our government partners. Over the last six years, we have entered into lease agreements with the states of Oklahoma, New Mexico, and Kentucky for our 1,670-bed Allen Gamble Correctional Center, our 596-bed Northwest New Mexico Correctional Center, and our 656-bed Southeast Correctional Complex, respectively. We retain responsibility for facility maintenance throughout the terms of the leases, which have expiration dates ranging from October 2027 to June 2030. The leases of these three correctional facilities demonstrate our ability to react quickly to our partners' needs with innovative, flexible and cost-effective solutions. We previously operated these three correctional facilities for various government partners. We intend to respond to additional opportunities to lease prison facilities to government agencies in need of correctional capacity.

Through our CoreCivic Safety and CoreCivic Community segments, we are compensated for providing bed capacity and correctional, detention, and residential reentry services at a per diem rate based upon actual or minimum guaranteed occupancy levels. Federal, state, and local governments are constantly under budgetary constraints putting pressure on governments to control correctional budgets, including per diem rates our customers pay to us as well as pressure on appropriations for building new prison capacity. We believe our cost of corrections and detention solutions is competitive, particularly when compared to alternative corrections and detention capacity. We regularly engage and collaborate with our customers to provide them with competitive rates and value for the services we provide. During the fourth quarter of 2025, for example, in response to a request from DHS to provide the agency with budgetary savings, we proposed to reduce the term of four management contracts by one year, which the agency accepted. The government may nonetheless elect to extend such contracts beyond their new terms.

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

Through the combination of our operational initiatives to (i) provide valuable and critically needed services that could increase our revenues and increase the utilization of our available beds, (ii) deliver new bed capacity through new facility construction and expansion opportunities, (iii) expand our real estate-only solutions, (iv) grow the utilization of our community corrections facilities, (v) develop or acquire new business offerings that expand the range of solutions we provide to government partners and diversify our cash flows, and (vi) contain our operating expenses, we believe we will be able to maintain our competitive advantage and continue to diversify the range of services we provide to our customers at an attractive price, thereby producing value for our stockholders. As further explained under the heading "Liquidity and Capital Resources," we have been allocating a substantial portion of our free cash flow to returning capital to our shareholders through share repurchases, further enhancing stockholder value.

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

Asset impairments. The primary risk we face for asset impairment charges is associated with facilities we own. As of December 31, 2025, we had $2.1 billion in property and equipment, net, including $149.7 million in long-lived assets at five idled correctional facilities that are operated with a core staffing complement to remain currently available and that are being actively marketed as solutions to meet the correctional or detention needs of potential customers. The net carrying values of the five idled facilities as of December 31, 2025 were as follows (in thousands):

Prairie Correctional Facility	$21,590
Huerfano County Correctional Center	13,546
Marion Adjustment Center	9,575
Kit Carson Correctional Center	47,398
North Fork Correctional Facility	57,636
$149,745

We incurred aggregate operating expenses at these five idled facilities of approximately $8.5 million, $7.6 million, and $6.9 million during the period they were idle for the years ended December 31, 2025, 2024, and 2023, respectively.

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

We also evaluate on a quarterly basis, market developments for the potential utilization of each of its idle facilities in order to identify events that may cause us to reconsider its assumptions with respect to the recoverability of book values as compared to undiscounted cash flows. We consider the cancellation of a contract in our Safety or Community segment or an expiration and non-renewal of a lease agreement in our Properties segment as indicators of impairment and test each of the idled facilities for impairment when it is notified by the respective customers or tenants that they would no longer be utilizing such facility.

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

Self-funded insurance reserves. As of December 31, 2025 and 2024, we had $59.6 million and $51.3 million, respectively, in accrued liabilities for employee health, workers' compensation, and automobile insurance claims. We are self-insured for employee health, workers' compensation, and automobile liability insurance claims. As such, our insurance expense is largely dependent on claims experience and our ability to control our claims. We accrue the estimated liability for employee health insurance claims based on our history of claims experience and the estimated time lag between the incident date and the date we pay the claims. We accrue the estimated liability for workers' compensation claims based on an actuarial valuation of the outstanding liabilities using a combination of actuarial methods used to project ultimate losses, and our automobile insurance claims based on estimated development factors on claims incurred. The liability for employee health, workers' compensation, and automobile insurance includes estimates for both claims incurred and for claims incurred but not reported. In recent history, our methods for determining our exposure have remained consistent, and our historical trends have been appropriately factored into our estimates and reserves. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. Arriving at these estimates, however, requires subjective judgment, and as a result these estimates are uncertain, and our actual exposure may be different from our estimates. It is possible that future cash flows and results of operations could be materially affected by changes in assumptions and new developments.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional and detention facilities we operated, including 40 we owned or controlled via a long-term lease and four owned by our government partners (CoreCivic Safety), the number of residential reentry centers we owned or controlled via a long-term lease (CoreCivic Community), the number of facilities we leased to government agencies (CoreCivic Properties), and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities operated for the years ended December 31, 2025 and 2024.

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2023		43	23	6	72
Sale and subsequent expiration of the management contract at a residential reentry center in Colorado	July 2024	—	(1)	—	(1)
Sale of an idled residential reentry center in Oklahoma	July 2024	—	(1)	—	(1)
Termination of the contract and lease agreement at the South Texas Family Residential Center	August 2024	(1)	—	—	(1)
Facilities as of December 31, 2024		42	21	6	69
Resumption of operations at the Dilley Facility	March 2025	1	—	—	1
Transition of the California City Facility to the Safety segment upon activation of a contract with ICE	April 2025	1	—	(1)	—
Acquisition of the Farmville Detention Center in Farmville, Virginia	July 2025	1	—	—	1
Sale of an idled residential reentry center in Colorado	September 2025	—	(1)	—	(1)
Sale of an idled non-core facility in California	December 2025	(1)	—	—	(1)
Facilities as of December 31, 2025		44	20	5	69

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

During the year ended December 31, 2025, net income was $116.5 million, or $1.08 per diluted share, compared with net income of $68.9 million, or $0.62 per diluted share, for the previous year. Financial results for 2025 reflect $3.0 million of expenses associated with mergers and acquisitions, asset impairments of $1.5 million, and a net gain on the sale of real estate assets of $1.0 million. For the year ended December 31, 2025, income tax expense reflects a net benefit of $1.0 million associated with these special items.

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
•
CoreCivic Properties segment, consisting of the five correctional real estate properties owned by CoreCivic held for lease to government agencies.

For the years ended December 31, 2025 and 2024, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Years Ended December 31,
	2025	2024
Segment:
Safety	91.7%	91.1%
Community	5.1%	4.6%
Properties	3.2%	4.3%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one individual in our care for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an individual in our care. We believe the measurement is useful because we are compensated for operating and managing facilities at a per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which are largely dependent upon the number of individuals in our care we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Revenue per compensated man-day	$108.86	$101.50
Operating expenses per compensated man-day:
Fixed expense	60.99	57.08
Variable expense	22.19	20.08
Total	83.18	77.16
Operating income per compensated man-day	$25.68	$24.34
Operating margin	23.6%	24.0%
Average compensated occupancy	77.2%	75.0%
Average available beds	70,326	68,200
Average compensated population	54,266	51,165

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue for the years ended December 31, 2025 and 2024 (in millions):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Management revenue:
Federal	$1,193.8	$1,002.2	$191.6	19.1%
State	811.9	775.4	36.5	4.7%
Local	48.6	50.0	(1.4)	(2.8%)
Other	138.0	107.9	30.1	27.9%
Total management revenue	2,192.3	1,935.5	256.8	13.3%
Lease revenue	18.7	26.1	(7.4)	(28.4%)
Other revenue	0.2	—	0.2	N/A
Total revenue	$2,211.2	$1,961.6	$249.6	12.7%

The $256.8 million, or 13.3%, increase in total management revenue was primarily a result of an increase in revenue of $145.8 million driven primarily by an increase of 7.3% in average revenue per compensated man-day. The increase in average revenue per compensated man-day primarily resulted from the effect of per diem increases at many of our facilities, along with a change in business mix. The increase in total management revenue was also a result of an increase in revenue of $109.6 million driven by an increase in average daily compensated population from 2024 to 2025, net of the effect of one less day of operations due to a leap year in 2024. Revenue generated from our electronic monitoring and case management services during 2025 increased $1.4 million (from $34.8 million during 2024 to $36.2 million during 2025).

Average daily compensated population increased 3,101, or 6.1%, to 54,266 in 2025 when compared to 51,165 in 2024. The increase in average daily compensated population was primarily a result of an increase in occupancy largely due to higher ICE populations, including from new contracts to reactivate the Dilley Immigration Processing Center, our California City Immigration Processing Center, and our West Tennessee Detention Facility. These three facilities, two of which had not yet reached stabilized occupancy as of December 31, 2025, accounted for an increase in average daily compensated population of 402 in 2025 compared with 2024. We currently expect average daily compensated populations to increase in 2026 as a result of these new contracts. The increase in average daily compensated population also resulted from two new management contracts with the state of Montana. In August 2024, we entered into a contract with the state of Montana which contributed to an increase in populations held at our Saguaro Correctional Facility. In addition, on January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana. During 2025, we cared for an average daily population of 214 Montana inmates at our Tallahatchie County Correctional Facility in Mississippi under this new contract. In addition, the increase in average daily compensation in 2025 was impacted by our acquisition of the Farmville Detention Center effective July 1, 2025. At December 31, 2025, we cared for 726 individuals at the Farmville facility. Average compensated occupancy in our Safety and Community segments was 77.2% and 75.0% during 2025 and 2024, respectively. This increase in occupancy occurred despite an increase in average available beds due to the activation and transfer of our 2,560-bed California City Facility from the Properties segment to the Safety segment effective April 1, 2025. We began receiving ICE detainees at our California City Facility during August 2025 and, as of December 31, 2025, we cared for 1,436 individuals at the facility.

The solutions we provide to our federal customers, including primarily ICE and the USMS, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 54% and 51% of our total revenue in 2025 and 2024, respectively, increasing $191.6 million, or 19.1%, in 2025 from 2024. The increase in federal revenue was primarily a result of increased occupancy at certain facilities, particularly those where we have contracts with ICE, and per diem increases. The increase in federal revenue from 2024 to 2025 was partially offset by the effect of one less day of operations due to a leap year in 2024.

As previously described, several executive and legislative actions have gone into effect since the inauguration of President Trump on January 20, 2025 that have resulted in an increase in the number of people detained by ICE, including in our detention facilities where we have existing contracts. During the first quarter of 2025, we entered into contract modifications at our Northeast Ohio Correctional Center, our Nevada Southern Detention Center, and our Cimarron Correctional Facility to collectively add capacity for up to 784 ICE detainees. We subsequently entered into two additional modifications in the second half of 2025 to collectively add additional capacity at the Cimarron facility for up to nearly 300 ICE detainees.

In addition, as previously mentioned, demand from ICE has resulted in the activation of five previously idled facilities. The following table presents the estimated total annual revenue from each of these facilities and the quarter each activation is expected to reach stabilized occupancy:

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
(1)
Although we have been successful in hiring staff and have prepared the Midwest Regional Reception Center to accept detainees, the intake process has been delayed by legal challenges previously described herein. The new agreement provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations, both of which commence once the temporary injunction currently prohibiting the intake of detainees is no longer enforceable. However, we cannot predict if or when either our application for a SUP will be approved or the legal challenges will be successfully resolved.

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $36.5 million, or 4.7%, from 2024 to 2025. State revenues increased as a result of per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. Most notably, state revenues increased $13.2 million due to higher utilization from the state of Montana resulting from two new management contracts executed during 2024 and 2025, as previously described herein, as well as higher utilization from other states under existing management contracts. State revenues also increased $14.3 million during 2025 when compared to 2024 from the state of Georgia due to increases in average daily populations as well as the impact of per diem increases in 2025. The increase in state revenues in 2025 was partially offset by the effect of one less day of operations due to a leap year in 2024.

The $7.4 million, or 28.4%, decrease in lease revenue from 2024 to 2025 primarily resulted from the expiration and non-renewal of the lease agreement with the state of California at our California City Facility effective March 31, 2024. The California City Facility transitioned from our Properties segment to our Safety segment during the second quarter of 2025, as we entered into an agreement with ICE to reactivate and operate the facility.

Operating Expenses

Operating expenses totaled $1,692.5 million and $1,493.4 million in 2025 and 2024, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services. Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Operating expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $203.4 million, or 13.7%, during 2025 when compared with 2024. Operating expenses increased primarily as a result of wage increases across our portfolio. We achieved higher staffing levels during 2025 when compared with 2024, and we continued to see improvement in our attraction and retention of facility staff in the current labor market. In addition, wages and other operating expenses have increased as a result of an increase in our overall staffing levels in response to the increasing demand from the federal government for capacity at our correctional and detention facilities, particularly from ICE, due to recent changes in immigration policies under the current presidential administration. The increase in operating expenses from the prior year was also due to an increase in transportation services expense, which corresponds with the increased populations at certain of our facilities, as well as an overall increase in transportation needs from ICE. In addition, operating expenses increased from 2024 to 2025 as a result of the acquisition of the Farmville Detention Center on July 1, 2025, as further described herein.

The increase in operating expenses during 2025 when compared with 2024 was partially offset by $11.0 million of employee retention credits, or ERCs, recognized during the first half of 2025. The ERCs were made available to eligible businesses that had employees and were affected during the COVID-19 pandemic under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and was extended through June 30, 2021. The CARES Act, among other things, incentivized companies to retain employees through an ERC, which compensates employers for wages of employees that were retained and could not perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions. The increase in operating expenses in 2025 was also partially offset by the effect of one less day of operations due to a leap year in 2024.

Total expenses per compensated man-day increased to $83.18 during 2025 from $77.16 during 2024. Expenses per compensated man-day increased as a result of start-up expenses at our California City Facility, our Midwest Regional Reception Center, our West Tennessee Detention Facility, and our Diamondback Correctional Facility. Further, we continue to experience labor shortages and wage pressures in several markets across the country, and have provided customary inflationary wage increases to remain competitive. Although the hiring environment has progressively improved since the COVID-19 pandemic, recruiting remains particularly challenging at certain facilities in particular geographic locations, resulting in incremental expenses to help ensure sufficient staffing levels. While we have been able to reduce the use of these temporary incentives at most facilities due to the improving hiring environment, we expect to continue to incur a certain level of incremental expenses in the future, particularly as demand from the federal government for capacity at our correctional and detention facilities is increasing, particularly from ICE. Incremental expenses include, but may not be limited to, incentive payments to our front-line and field staff, temporary employee housing expenses and other travel related reimbursements, additional paid time off, off-cycle wage increases in certain markets to remain competitive, and registry nursing expenses. These incremental investments have enabled us to increase overall staffing levels, which has contributed to the increase in total expenses per compensated man-day. The increase in total expenses per compensated man-day includes the effect of the termination of the funding of the IGSA associated with the Dilley Facility effective August 9, 2024. The IGSA was subsequently amended and operations resumed at the Dilley Facility in March 2025. These incremental operating expenses were partially offset by the ERCs, as previously mentioned.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business. Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 62% and 63% of our total operating expenses during 2025 and 2024, respectively. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in certain circumstances, cancel our contracts. We have also been subjected to revenue deductions for staff vacancies as a result of the labor shortages, which are reflected as reductions to other management revenue. Estimating revenue deduction amounts due to staff vacancies can be complex and subject to management judgment and estimations. Some of our government partners have granted waivers for revenue deductions for staff vacancies in recognition of the unique and challenging labor market, while others have discretionarily adjusted such deductions based on our extraordinary costs, efforts and incentive programs implemented to attract and retain staff.

Variable expenses per compensated man-day increased to $22.19 during 2025 from $20.08 during 2024. The increase in variable expenses per compensated man-day was primarily due to the start-up expenses at four previously idle facilities, combined with the effect of an elevated inflation rate applicable to all of our variable expenses, partially offset by the effect of the termination of the funding of the IGSA associated with the Dilley Facility effective August 9, 2024. The IGSA was subsequently amended and operations resumed at the Dilley Facility on March 5, 2025. In addition, variable expenses per compensated man-day increased from 2024 to 2025 due to an increase in transportation services expense, which corresponds with the increased populations at certain of our facilities, as well as an overall increase in transportation needs from ICE.

Operating expenses incurred by CoreCivic Properties in connection with facilities we lease to third-party operators decreased $4.2 million, or 30.4%, during 2025 when compared with 2024. The decrease was primarily a result of the expiration and non-renewal of the lease agreement at our California City Facility effective March 31, 2024. The California City Facility transitioned from our Properties segment to our Safety segment during the second quarter of 2025, as we entered into an agreement with ICE to reactivate and operate the facility.

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

During 2024, ICE issued a request for proposal, or RFP, for up to 600 beds in New Jersey. We have offered the 300-bed Elizabeth Detention Center under this RFP. Our management contract at the Elizabeth Detention Center has continued under numerous short-term extensions, including most recently through February 28, 2026, with an additional extension option through March 31, 2026. We continue to discuss the terms of a long-term contract with ICE, but can provide no assurance that we will be awarded a new contract, or that ICE will continue to sign extensions. We generated total revenue of $22.6 million at this facility during 2025. At December 31, 2025, we cared for 303 detainees at this facility under terms of the most recently extended contract.

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

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period. Total revenue generated by CoreCivic Safety increased $252.6 million, or 13.9%, from $1,816.9 million during 2024 to $2,069.5 million during 2025. CoreCivic Safety's facility net operating income increased $48.5 million, or 11.2%, from $434.3 million during 2024 to $482.8 million during 2025. During 2025 and 2024, CoreCivic Safety generated 91.7% and 91.1%, respectively, of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Years Ended December 31,
	2025	2024
CoreCivic Safety Facilities:
Revenue per compensated man-day	$110.19	$102.79
Operating expenses per compensated man-day:
Fixed expense	61.75	57.73
Variable expense	22.74	20.49
Total	84.49	78.22
Operating income per compensated man-day	$25.70	$24.57
Operating margin	23.3%	23.9%
Average compensated occupancy	77.7%	75.7%
Average available beds	66,186	63,785
Average compensated population	51,455	48,291

Operating margins in the CoreCivic Safety segment were negatively impacted during 2025 by start-up expenses incurred during the activation of our previously idled 2,560-bed California City Facility, our 1,033-bed Midwest Regional Reception Center, our 600-bed West Tennessee Detention Facility, and our 2,160-bed Diamondback Correctional Facility in advance of receiving detainee populations. These four facilities are currently in various stages of activation, resulting in facility operating losses of $5.7 million during the second half of 2025. We anticipate our California City Facility, West Tennessee facility, and Diamondback facilities will contribute to an increase in operating margins in future quarters. We also expect the Midwest Regional Reception Center to also contribute to an increase in operating margins in future quarters if the temporary injunction currently prohibiting the intake of detainees is no longer enforceable. In December 2025, we filed an application for the SUP. However, we cannot provide assurance that the legal challenges will be successfully resolved, or that the SUP will be approved and therefore, cannot predict if or when we will be able to accept detainee populations. Despite receiving some fixed revenue under letter agreements at the California City Facility and Midwest Regional Reception Center, we still incurred operating losses due to increasing staffing levels and other start-up expenses at these facilities during the second half of 2025. As further described hereinafter, on September 29, 2025, we announced that we entered into new longer-term contracts at both of these facilities that became effective in September 2025. Total revenue at these four facilities was $70.7 million during 2025.

Operating margins were also negatively impacted relative to 2024 by the termination of funding of the IGSA for services at the Dilley Facility, effective August 9, 2024, as previously described herein. The operating margin at the Dilley Facility exceeded the average operating margin of our portfolio due to the size and scalability of expenses, and due to the unique design and specialized services provided at the facility, and was also inflated in 2024 due to the recognition of the deferred revenue balance upon contract termination in August 2024. Accordingly, the termination of funding of the IGSA associated with the Dilley Facility had a negative impact on operating margins following the termination date. On March 5, 2025, we announced that we had agreed under an amendment to the IGSA to resume operations and care for up to 2,400 individuals at the Dilley Facility. The amended IGSA provides for a fixed monthly payment in accordance with a graduated schedule during the first six months of the agreement to correlate with the activation of the five neighborhoods within the facility, each designed to accommodate up to 480 individuals. Activation of the Dilley Facility was completed in September 2025, which is expected to contribute to an increase in operating margins in future quarters. Total revenue at the Dilley Facility increased to $118.1 million in 2025 from $101.2 million in 2024 and total operating expenses increased to $79.1 million in 2025 from $49.6 million in 2024. Total annual revenue generated by the Dilley Facility, as fully activated, is expected to be approximately $180.0 million.

Operating margins in 2025 were also temporarily negatively impacted by labor shortages and increased demand—especially from ICE as a result of changes in federal immigration policy—which required above-average wage increases and additional incentives (such as bonuses, housing, and travel reimbursements) to quickly attract and retain staff. Although some temporary incentives have been reduced, ongoing and potentially increased staffing costs are expected as labor demand continues to rise in order to meet customer demand for additional bed capacity, particularly from ICE. The negative impact of higher labor-related expenses has been largely offset by per diem increases at many of our facilities. We have received per diem increases as a result of additional government appropriations funding to address increases in the wages of our employees, and we have been able to achieve higher per diems under new contracts to help ensure we can hire staff at competitive wage rates in order to accept detainee populations as quickly as possible. Operating margins during 2025 were also positively impacted by ERCs received in the Safety segment amounting to $10.6 million during the first half of 2025.

We currently expect demand from the federal government for correctional and detention facilities in our Safety segment to further increase under the current presidential administration, particularly from ICE, as a result of changes in immigration policy and funding levels of our federal government partners charged with correctional and detention responsibilities, as previously described herein. This anticipated increase in demand could result in even higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. The activation of our idle correctional and detention facilities generally requires three to six months to hire, train, and prepare our facilities to accept residential populations, which, depending on the contract structure, could result in substantial expense before we are able to realize additional revenue. However, it is possible that ICE could continue to seek alternative forms of detention capacity, diverting potential utilization away from our facilities. For example, ICE has increased its use of military bases (domestically and at Guantanamo Bay), soft-sided facilities, idled or under-utilized facilities owned and operated by the BOP, facilities owned by state and local government agencies, international options, and has most recently proposed using warehouse-based real estate assets for use in ICE detention. Therefore, we can provide no assurance that the federal government will continue to increase the utilization of our available capacity, or that it will not decrease utilization of our capacity.

On August 14, 2025, we announced that we had been awarded a new contract through an IGSA with ICE to resume operations at our previously idled West Tennessee Detention Facility in Mason, Tennessee. The West Tennessee facility had been idle since September 2021. The IGSA expires in August 2030 and may be further extended through bilateral modification. The agreement provides for a fixed monthly payment plus an incremental per payment based on detainee populations. We began receiving ICE detainees at the West Tennessee facility during September 2025. Revenue generated at the West Tennessee facility amounted to $13.0 million during 2025. Total annual revenue once the facility is fully activated, expected to be complete by the end of the first quarter of 2026, is anticipated to be approximately $30.0 million.

On December 6, 2022, we received notice from the California Department of Corrections and Rehabilitation, or CDCR, of its intent to terminate the lease agreement for our California City Facility by March 31, 2024, due to the state's declining inmate population. The California City Facility, which was reported at that time in our Properties segment, was idled effective April 1, 2024. Effective April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at the California City Facility. The letter agreement authorized initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while we worked to negotiate and execute a longer-term contract. Because we are now operating the facility rather than leasing it, the California City Facility transitioned from our Properties segment to our Safety segment during the second quarter of 2025. We began receiving ICE detainees at our California City Facility during August 2025 under terms of the letter agreement. On September 29, 2025, we announced that we entered into a new two-year contract with ICE to utilize the California City Facility, effective September 1, 2025. Revenue generated at the California City Facility amounted to $39.2 million during 2025. As of December 31, 2025, we cared for 1,436 individuals at the facility. We currently expect activation of the facility to be complete in the first quarter of 2026. Total annual revenue once the activation is complete is expected to be approximately $130.0 million.

Effective March 7, 2025, we entered into a letter agreement with ICE to begin activation efforts at our Midwest Regional Reception Center in Leavenworth, Kansas. The letter agreement authorized initial funding up to $5.0 million with maximum funding up to $22.6 million for a six-month period while we worked to negotiate and execute a long-term contract. On September 29, 2025, we announced that we entered into a new two-year contract with ICE to utilize the Midwest Regional Reception Center, effective September 7, 2025. Although we have been successful in hiring staff and have prepared the facility to accept detainees, the intake process has been delayed by a lawsuit filed by the City of Leavenworth alleging that a SUP is required to operate the facility. Following negative court rulings in this matter, which remain under appeal, in December 2025, we filed an application for the SUP. However, we cannot provide assurance that our legal appeal will be successful, or that the SUP will be approved and, therefore, cannot predict if or when we will be able to accept detainee populations. The new agreement, which expires September 6, 2027, provides for a nominal fixed payment intended to partially offset start-up expenses through March 31, 2026 and then a fixed monthly payment plus an incremental per diem payment based on detainee populations, both of which commence once the temporary injunction currently prohibiting the intake of detainees is no longer enforceable. Total revenue generated at the Midwest Regional Reception Center amounted to $14.8 million during 2025. Total annual revenue once the facility is fully activated is expected to be approximately $60.0 million. Newly-hired employees have been offered opportunities to be redeployed at our other activations until matters concerning the SUP are resolved.

On October 1, 2025, we announced that we had been awarded a new contract through an IGSA between the Oklahoma Department of Corrections and ICE to resume operations at our previously idled 2,160-bed Diamondback Correctional Facility in Watonga, Oklahoma. The Diamondback facility had been idle since 2010. The new contract commenced on September 30, 2025, now expires in September 2029, and may be further extended through bilateral modification. We began receiving detainees in December 2025, with stabilized occupancy estimated to be reached in the second quarter of 2026. The agreement provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations. Total annual revenue once the facility reaches stabilized occupancy is expected to be approximately $100.0 million.

During the fourth quarter of 2025, in response to a request from DHS to provide the agency with budgetary savings, we proposed to reduce the term of four management contracts, including the contract at our Diamondback Correctional Facility, by one year, which the agency accepted. The government may nonetheless elect to extend such contracts beyond their new terms.

On July 1, 2025, we acquired the Farmville Detention Center, a 736-bed facility located in Farmville, Virginia. The acquisition of the Farmville Detention Center was consummated through the acquisition of 100% of the membership interests in entities that owned and operated the facility. The aggregate purchase price was $71.4 million, including the acquisition of working capital accounts, but excluding $1.9 million of transaction-related expenses. The Farmville Detention Center provides transportation, care, and civil detention services for adult male non-citizens through an IGSA with ICE, which expires in March 2029, and is expected to result in total annual incremental revenue of approximately $40.0 million. During 2025, we generated total revenue at this facility of $21.8 million.

On August 1, 2024, we entered into a management contract with the state of Montana to care for an unspecified number of inmates at facilities we operate. The contract is scheduled to expire on July 31, 2026, and may be extended by mutual agreement for a total term of up to seven years. As of December 31, 2025, we cared for 361 inmates from the state of Montana at our Saguaro facility under this management contract, along with another similar contract with the state of Montana that was entered into during the fourth quarter of 2023. On January 16, 2025, we announced that we were awarded a new management contract with the state of Montana to care for additional inmates outside the state of Montana. As of December 31, 2025, we cared for 239 inmates from the state of Montana at our Tallahatchie facility in Mississippi under this new contract. This latest contract with Montana expands the geographic range of our facilities that can serve the state of Montana, where we also manage the fully occupied company-owned Crossroads Correctional Center in Shelby, Montana for the state of Montana pursuant to a separate management contract. During 2025, management revenue from the state of Montana at the Saguaro and Tallahatchie facilities increased $12.7 million from 2024.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services. Total revenue generated by CoreCivic Community increased $4.2 million, or 3.5%, from $118.7 million during 2024 to $122.8 million during 2025. CoreCivic Community's facility net operating income increased $5.0 million, or 23.0%, from $21.7 million during 2024 to $26.7 million during 2025. During 2025 and 2024, CoreCivic Community generated 5.1% and 4.6%, respectively, of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Years Ended December 31,
	2025	2024
CoreCivic Community Facilities:
Revenue per compensated man-day	$84.42	$79.68
Operating expenses per compensated man-day:
Fixed expense	47.02	46.09
Variable expense	12.18	13.17
Total	59.20	59.26
Operating income per compensated man-day	$25.22	$20.42
Operating margin	29.9%	25.6%
Average compensated occupancy	67.9%	65.1%
Average available beds	4,140	4,415
Average compensated population	2,811	2,874

Operating margins in our CoreCivic Community segment were positively impacted during 2025 by an increase in average revenue per compensated man-day, which increased from 2024 primarily as a result of per diem increases at several of our facilities, as well as for ERCs received in the Community segment amounting to $0.4 million during the first half of 2025. In addition, variable expenses per compensated man-day decreased as a result of a settlement of a legal matter at a facility in the Community segment recognized during the third quarter of 2024. The effect on operating margins of the increased average revenue per compensated man-day, the ERCs, and the decrease in variable expenses per compensated man-day was partially offset by increased fixed expenses per man-day, which were driven primarily by higher wage rates and inflationary increases in other fixed expenses. Because facilities in our Community segment are typically smaller in size than those in our Safety segment, occupancy fluctuations have a larger impact on operating margin per compensated man-day. Accordingly, modest changes in occupancy can have a notable impact in our Community segment.

Operating margins in the Community segment were also favorably impacted in 2025 relative to 2024 due to the sale of three residential reentry facilities, which performed below our average operating margin. In January 2024, we completed the sale of the 120-bed Dahlia Facility, a residential reentry center in Denver, Colorado. We continued to operate the Dahlia facility through the expiration of the management contract in June 2024. In July 2024, we completed the sale of the idled 390-bed Tulsa Transitional Center, a residential reentry center in Tulsa, Oklahoma. In September 2025, we completed the sale of the idled 60-bed Columbine Facility in Denver, Colorado. During 2024, these three facilities incurred facility net operating losses totaling $0.2 million.

During the third quarter of 2025, we and Boulder County, Colorado entered into a short-term extension through January 2026 of the contract at our Longmont Community Treatment Center in Longmont, Colorado. Upon expiration of the contract in January 2026, Boulder County transferred the residential population to a new sentencing facility it constructed. We have engaged a broker and are committed to a process to sell the Longmont facility resulting in the classification of the facility as held for sale as of December 31, 2025. This facility generated facility net operating income of $0.2 million during 2025.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to government agencies during each period. Total revenue generated by CoreCivic Properties decreased $7.4 million, or 28.3%, from $26.1 million during 2024 to $18.7 million during 2025. CoreCivic Properties' facility net operating income decreased $3.2 million, or 25.8%, from $12.3 million during 2024 to $9.1 million during 2025. During 2025 and 2024, CoreCivic Properties generated 3.2% and 4.3%, respectively, of our total segment net operating income.

On December 6, 2022, we received notice from the CDCR of its intent to terminate the lease agreement for our 2,560-bed California City Facility by March 31, 2024, due to the state's declining inmate population. The California City Facility was idled effective April 1, 2024. Effective April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at the California City Facility, and on September 29, 2025, we announced that we were awarded a new two-year contract at this facility. We began receiving detainees at the California City facility in August 2025, and currently expect the activation to be complete in the first quarter of 2026. Because we are now operating the facility rather than leasing it, the California City Facility transitioned from our Properties segment to our Safety segment during the second quarter of 2025. Rental revenue generated from the CDCR at the California City Facility was $8.5 million during the period the lease was active in 2024. Facility net operating income was $3.8 million during 2024, including carrying expenses we continued to incur following the lease termination. Facility net operating loss was $0.9 million during the first quarter of 2025 at the California City Facility while the facility was still being reported in our Properties segment.

General and administrative expense

For the years ended December 31, 2025 and 2024, general and administrative expenses totaled $169.6 million and $152.1 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses increased during 2025 when compared to 2024 primarily as a result of an increase in corporate salaries and benefits, which was largely related to higher incentive-based compensation. In addition, general and administrative expenses increased as a result of $3.0 million of expenses incurred in 2025 associated with mergers and acquisitions, primarily related to the acquisition of the Farmville Detention Center on July 1, 2025.

Depreciation and Amortization

For the years ended December 31, 2025 and 2024, depreciation and amortization expense totaled $128.9 million and $128.0 million, respectively. Depreciation and amortization expense increased in 2025 when compared to 2024 primarily as a result of additional expense resulting from the acquisition of the Farmville Detention Center on July 1, 2025. The increase in depreciation and amortization expense was partially offset as a result of certain assets, including certain information technology assets, becoming fully depreciated. Further, we have begun to incur expenses associated with the purchase of "software as a service", or SaaS, technology, which reduces our need to install, maintain, and update certain software applications, but often results in higher operating expenses.

Asset impairments

During the third quarter of 2025, we and Boulder County, Colorado entered into a short-term extension through January 2026 of the contract at our Longmont Community Treatment Center in Longmont, Colorado, a facility in our Community segment. Upon expiration of the contract in January 2026, Boulder County transferred the residential population to a new sentencing facility it constructed. We have engaged a broker and are committed to a process to sell the Longmont facility resulting in the need to test the facility for impairment. As a result, an impairment charge of $1.5 million was recognized during the third quarter of 2025 to reduce the net book value of the Longmont facility to its estimated fair value.

During the third quarter of 2024, we recognized an impairment charge of $3.1 million associated with the terminations of the IGSA and lease agreement with respect to the Dilley Facility effective August 9, 2024.

Interest expense, net and expenses associated with debt repayments and refinancing transactions

Interest expense is reported net of interest income and capitalized interest for the years ended December 31, 2025 and 2024. Gross interest expense, net of capitalized interest, was $76.0 million and $79.7 million in 2025 and 2024, respectively. Gross interest expense was based on outstanding borrowings under our revolving credit facility, or Revolving Credit Facility, our outstanding term loan, or Term Loan, or collectively, our Bank Credit Facility, our outstanding senior unsecured notes, and our outstanding non-recourse mortgage note, as well as the amortization of loan costs and unused facility fees. Gross interest income was $13.8 million and $12.3 million in 2025 and 2024, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the Kansas Department of Corrections, which commenced in January 2020, and amounted to $8.1 million and $8.3 million, in 2025 and 2024, respectively. During 2025, interest income also included $3.7 million for interest collected from the Internal Revenue Service on our ERCs. Total capitalized interest was $0.5 million during 2025. Net interest expense during 2025 decreased when compared to 2024 as a result of a decrease in the interest rates associated with our debt, as further described hereinafter, along with interest income associated with the ERCs.

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

Gain/Loss on sale of real estate assets, net

On September 30, 2025, we completed the sale of our idled 60-bed Columbine Facility in Colorado that was reported in our Community segment for a net sales price of $3.7 million, resulting in a net gain on sale of real estate assets of $2.5 million. On May 3, 2024, we entered into a purchase and sale agreement for the sale of our idled 240-bed Leo Chesney Correctional Center in California that was reported in our Safety segment. The sale had been extended several times and during the fourth quarter of 2025, we agreed to sell the facility for $1.2 million. The sale was completed in the fourth quarter of 2025, which resulted in a loss on sale of real estate assets of $1.5 million.

Gain on sale of real estate assets, net during 2024, includes a $1.2 million gain on the sale of our idled 390-bed Tulsa Transitional Center in July 2024 and a $0.5 million gain on the sale of our 120-bed Dahlia Facility in January 2024, both reported in our Community segment. During 2024, we also sold two unused parcels of land in Texas generating net sales proceeds of $1.9 million and resulting in an aggregate gain on sale of $1.6 million.

Income tax expense

We recorded income tax expense of $40.7 million and $23.1 million during the years ended December 31, 2025 and 2024, respectively, and increased due to an increase in pre-tax income in 2025 compared with 2024. The income tax expense related to operations for 2025 and 2024 was net of an income tax benefit associated with stock-based compensation vesting generally during the first quarter of each year and amounted to $2.5 million and $2.3 million during 2025 and 2024, respectively. Income tax expense related to operations for 2025 was net of an income tax benefit of $1.0 million associated with asset impairments and the acquisition of the Farmville Detention Center, net of the gain on sale of real estate assets, all as previously described herein. In addition, income tax expense related to operations for 2024 was net of an income tax benefit of $9.8 million for expenses associated with asset impairments and refinancing transactions, net of the gain on sale of real estate assets, all as previously described herein.

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

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Pursuant to Regulation S-K item 303, a detailed review of our performance for the year ended December 31, 2024 compared to our performance for the year ended December 31, 2023 is set forth in "Part 2, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments, as well as outstanding commitments and contingencies, as further discussed in the Notes to the Consolidated Financial Statements contained in this Annual Report. We may also use our free cash flow to purchase our outstanding debt in open market transactions, privately negotiated transactions or otherwise, or to return capital to our shareholders, which could include share repurchases and/or future dividends. Any future dividend is subject to our Board of Directors', or BODs', determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, alternative opportunities to deploy capital, and other factors.

During 2022, the BOD approved a share repurchase program to purchase up to $225.0 million of our common stock, which has subsequently been increased to up to $700.0 million through a series of increases, including two increases during 2025 of $150.0 million on May 15, 2025 and $200.0 million on November 10, 2025. Repurchases of our outstanding common stock are made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. During 2025, we completed the repurchase of 11.2 million shares of our common stock at a total cost of $218.4 million, or $19.48 per share, excluding costs associated with the share repurchase program. As of December 31, 2025, we had repurchased a total of 25.7 million common shares at an aggregate cost of $399.5 million, or $15.52 per share, using cash on hand, cash provided by operations, and borrowing capacity under our Revolving Credit Facility, and had $300.5 million of repurchase authorization available under the share repurchase program.

We may also pursue attractive growth opportunities, including new development opportunities in our Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of non-residential correctional alternatives we provide in our Community segment. We may also consider other opportunities for growth, including, but not limited to, potential acquisitions of correctional and detention facilities and businesses within our lines of business and those that provide complementary services, provided we believe such opportunities will enhance our business, diversify our cash flows, and/or increase the services we can provide to our customers, or when we believe the potential long-term returns justify the capital deployment. On July 1, 2025, we acquired the Farmville Detention Center, a 736-bed facility located in Farmville, Virginia. The acquisition of the Farmville Detention Center was consummated through the acquisition of 100% of the membership interests in entities that owned and operated the facility and was funded with cash on hand and borrowings under our Revolving Credit Facility. The aggregate purchase price was $71.4 million, including the acquisition of working capital accounts, but excluding $1.9 million of transaction-related expenses. The Farmville Detention Center provides transportation, care, and civil detention services for adult male non-citizens through an IGSA with ICE, which expires in March 2029, and is expected to result in total annual incremental revenue of approximately $40.0 million.

During 2025, we invested $75.0 million of capital expenditures associated with previously idled facilities we are activating and for additional potential idle facility activations, in order to prepare these facilities to quickly accept residential populations if opportunities arise, as well as to provide increased transportation services. We currently estimate capital expenditures of $35.0 million to $40.0 million in 2026 for this purpose. We could decide to incur additional capital expenditures in anticipation of additional activations if we have better visibility on specific needs and if the lead time to complete the capital expenditures exceeds the period needed to hire, train, and prepare a facility to accept residential populations. The significant reduction in capital expenditures expected on idle facilities in 2026, combined with an expectation of higher cash flows from operations in 2026 compared with 2025 primarily resulting from the activation of five idle facilities during 2025, provides us with more flexibility to deploy capital, which may include share repurchases (subject to restricted payment limitations in our debt agreements) and other growth opportunities.

As of December 31, 2025, we had cash on hand of $97.9 million, and $311.4 million available under our Revolving Credit Facility. During the years ended December 31, 2025 and 2024, we generated $194.6 million and $269.2 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our Revolving Credit Facility. As of December 31, 2025, we had no debt maturities until October 2027.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers, which could include the deferral of payments to us during government shutdowns or the termination of contracts from our major customers, could have an adverse effect on our cash flow and financial condition. We continue to experience delays in payments from our federal customers following the most recent government shutdown, and due to newly added approval requirements of certain invoices by DHS. Our federal customers are required to pay us for services we perform including during government shutdowns, with interest, once the government reopens, and for all invoices not paid within set deadlines.

Debt

As of December 31, 2025, we had $238.5 million remaining aggregate principal amount outstanding of our 4.75% senior unsecured notes issued in October 2017 with an original principal amount of $250.0 million, or the 4.75% Senior Notes, and $500.0 million principal amount outstanding of the 8.25% Senior Notes, or collectively, the Senior Notes. In addition, we had $134.3 million outstanding under the non-recourse senior secured notes of CoreCivic of Kansas, LLC, or the Kansas Notes, with a fixed stated interest rate of 4.43%, $112.5 million outstanding under our Term Loan with a variable interest rate of 6.8%, and $245.0 million outstanding under our Revolving Credit Facility with a variable interest rate of 7.3%. We had $18.6 million of letters of credit outstanding under our Revolving Credit Facility at December 31, 2025. As of December 31, 2025, our total weighted average effective interest rate was 7.4%, while our total weighted average maturity was 4.0 years, and we have no debt maturities until 2027. In the future, we could elect to use our free cash flow to purchase outstanding senior unsecured notes in open market transactions, privately negotiated transactions or otherwise. We could also use our effective shelf registration statement to issue additional debt securities when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable.

On December 1, 2025, we amended our Bank Credit Facility to, among other things, increase the size of the accordion feature that provides for uncommitted incremental extensions of credit from the greater of $200.0 million or 50% of Consolidated EBITDA for the period of four fixed quarters most recently ended to the greater of $300.0 million or 50% of Consolidated EBITDA for the period of four fixed quarters most recently ended, and to exercise the accordion feature by expanding the capacity under our revolving credit facility from $275.0 million to $575.0 million. We believe that expanding the size of our revolving credit facility provides us with enhanced balance sheet flexibility while remaining positioned for strategic investments and long-term value creation, such as through our share repurchase program.

Operating Activities

Our net cash provided by operating activities for the year ended December 31, 2025 was $194.6 million compared with $269.2 million in 2024. Cash provided by operating activities represents our net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. Cash provided by operating activities was unfavorably impacted by a decrease in cash caused by changes in working capital balances of $130.1 million in 2025 compared to 2024, partially offset by an increase in facility net operating income of $50.3 million.

Investing Activities

Our net cash flow used in investing activities was $206.1 million for the year ended December 31, 2025 and was primarily attributable to capital expenditures for facility development and expansions of $7.3 million and $133.3 million for facility maintenance and information technology capital expenditures, of which $75.0 million was for facility activations and transportation vehicles. Our net cash flow used in investing activities in 2025 also included $73.5 million primarily attributable to the acquisition of the Farmville Detention Center, partially offset by $4.9 million in net proceeds from the sale of assets, each as previously described herein.

Our net cash flow used in investing activities was $53.8 million for the year ended December 31, 2024 and was primarily attributable to capital expenditures for facility development and expansions of $8.7 million and $62.4 million for facility maintenance and information technology capital expenditures, partially offset by $13.7 million in net proceeds from the sale of assets.

Financing Activities

Our net cash flow provided by financing activities was $1.8 million for the year ended December 31, 2025 and was primarily attributable to $245.0 million of net borrowings under our Revolving Credit Facility during 2025. These cash inflows were largely offset by $12.1 million of scheduled principal repayments under our Term Loan and our non-recourse mortgage note. Cash outflows during 2025 also included $229.0 million for the share repurchase program our BOD authorized during the second quarter of 2022, as well as the purchase and retirement of stock to satisfy withholding taxes in connection with equity-based compensation.

Our net cash flow used in financing activities was $222.2 million for the year ended December 31, 2024 and was primarily attributable to debt repayments related to the $593.1 million tender and redemption of 8.25% senior notes due in April 2026, the $4.6 million purchase of 4.75% senior notes, and $34.9 million of payments of debt defeasance, issuance and other financing related costs. In addition, our net cash flow used in financing activities was attributable to $11.6 million of scheduled principal repayments under our Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $77.2 million for the share repurchase program, as well as the purchase and retirement of common stock to satisfy withholding taxes in connection with equity-based compensation. Our net cash flow used in financing activities was partially offset by the $500.0 million gross proceeds from the issuance of the 8.25% Senior Notes. We also borrowed $47.0 million on our Revolving Credit Facility, and repaid such amount during the year.

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

As of December 31, 2025, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	December 31,
	2025	2024
Current assets	$601,230	$439,388
Real estate and related assets	2,317,198	2,253,129
Other assets	199,771	93,617
Total non-current assets	2,516,969	2,346,746
Current liabilities	352,122	271,220
Long-term debt, net	1,079,337	841,208
Other liabilities	277,584	179,670
Total long-term liabilities	1,356,921	1,020,878

	For the Years Ended December 31,
	2025	2024
Revenue	$2,208,608	$1,958,953
Operating expenses	1,691,087	1,491,980
Other expenses	298,485	280,093
Total expenses	1,989,572	1,772,073
Income before income taxes	154,285	86,598
Net income	113,612	63,503

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

Our reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
FUNDS FROM OPERATIONS:
Net income	$116,503	$68,868	$67,590
Depreciation and amortization of real estate assets	101,373	99,865	98,076
Impairment of real estate assets	1,482	2,418	—
Gain on sale of real estate assets, net	(1,007)	(3,262)	(798)
Income tax expense (benefit) for special items	(127)	242	226
Funds From Operations	218,224	168,131	165,094
Expenses associated with debt repayments and refinancing transactions	—	31,316	686
Expenses associated with mergers and acquisitions	3,016	—	—
Income tax expense associated with change in corporate tax structure and other special tax items	—	—	930
Other asset impairments	—	690	2,710
Income tax benefit for special items	(837)	(10,023)	(984)
Normalized Funds From Operations	$220,403	$190,114	$168,436

Material Cash Requirements

The following table summarizes our material cash requirements related to borrowings, contracts and leases by the indicated period as of December 31, 2025 (in thousands):

	Payments Due By Year Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Long-term debt	$15,701	$257,823	$342,995	$507,985	$8,073	$97,730	$1,230,307
Interest on senior and mortgage notes	58,425	58,136	46,497	25,536	4,552	22,708	215,854
Contractual facility developments and other commitments	28,982	2,392	2,392	2,392	2,392	11,938	50,488
Dilley Facility lease	51,421	51,421	51,421	51,421	9,142	—	214,826
Other leases	5,569	4,945	4,414	3,826	3,466	4,921	27,141
Total	$160,098	$374,717	$447,719	$591,160	$27,625	$137,297	$1,738,616

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

We had $18.6 million of letters of credit outstanding at December 31, 2025 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during 2025, 2024, or 2023.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our Bank Credit Facility because the interest rates on these loans are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the Bank Credit Facility was 100 basis points higher or lower (but not less than 0%) during the years ended December 31, 2025, 2024, and 2023, our interest expense, would have been increased or decreased by $1.6 million, $1.3 million, and $1.1 million, respectively.

As of December 31, 2025, we had outstanding $238.5 million of the 4.75% Senior Notes and $500.0 million of the 8.25% Senior Notes. We also had $134.3 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

We may, from time to time, invest our cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments with original maturities at the date of purchase of three months or less. While these investments are subject to interest rate risk and will decline in value if market interest rates increase, a hypothetical 100 basis point increase or decrease in market interest rates would not materially affect the value of these instruments. See the risk factor discussion captioned "An increase in interest rates increases the cost of our variable rate debt" under Part 1, Item 1A of this Annual Report on Form 10-K for more discussion on interest rate risks that may affect our financial condition.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework released in 2013. Based on this assessment, management believes that, as of December 31, 2025, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. That report begins on page 90.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2025 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

The Company is in the process of implementing a new enterprise resource planning, or ERP, system. As this phased implementation occurs during fiscal years 2026 and 2027, the Company will change its processes and procedures which, in turn, could result in changes to its internal control over financial reporting. As such changes occur, the Company will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CoreCivic, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CoreCivic, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoreCivic, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 20, 2026

ITEM 9B. OTHER INFORMATION

Except as disclosed below, during the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

On November 14, 2025, Cole Carter, Executive Vice President and Chief Administrative Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 100,000 shares of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Carter's Rule 10b5-1 trading arrangement terminates on the earlier of October 1, 2026 or the date such shares are all sold.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will appear in, and is hereby incorporated by reference from, the information under the headings "Proposal 1 – Election of Directors – Incumbent Directors Standing for Re-Election," "Executive Officers," "Corporate Governance – Board Meetings and Committees," "Corporate Governance – Director Independence," "Corporate Governance – Certain Relationships and Related Party Transactions," "Corporate Governance – Insider Trading Policy," and, if applicable, "Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports" in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will appear in, and is hereby incorporated by reference from, the information under the headings "Corporate Governance – Equity Grant Practices" and "Executive and Director Compensation" in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will appear in, and is hereby incorporated by reference from, the information under the heading "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock – Directors and Executive Officers," and "Security Ownership of Certain Beneficial Owners and Management – Ownership of Common Stock – Principal Stockholders" in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2025 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted – Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	—	$—	4,373,208	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	4,373,208

(1)
Reflects shares of common stock available for issuance under our Amended and Restated 2020 Stock Incentive Plan, the only equity compensation plan approved by our stockholders under which we continue to grant awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will appear in, and is hereby incorporated by reference from, the information under the heading "Corporate Governance – Certain Relationships and Related Party Transactions" and "Corporate Governance – Director Independence" in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will appear in, and is hereby incorporated by reference from, the information under the heading "Proposal 2 – Non-Binding Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

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

(2)
Financial Statement Schedules:

Schedule III-Real Estate Assets and Accumulated Depreciation.

Information with respect to this item begins on page F-38 of this Annual Report on Form 10-K. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

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

4.3

Indenture, (2029 Notes), dated as of March 12, 2024, by and among the Company and Equiniti Trust Company, LLC, as Trustee (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 12, 2024 and incorporated herein by this reference).

4.4	Form of 4.75% Senior Note due 2027 (incorporated by reference to Exhibit A to Exhibit 4.10 hereof).

4.5

Form of 8.25% Senior Note due 2029 (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 12, 2024 and incorporated herein by this reference).

4.6

Second Supplemental Indenture (2027 Notes), dated as of October 13, 2017, by and among the Company, the Guarantors, and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on October 13, 2017 and incorporated herein by this reference).

4.7

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

4.8

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

4.9

Supplemental Indenture (2029 Notes) dated as of March 12, 2024, by and among the Company, certain subsidiary guarantors and Equiniti Trust Company, LLC, as Trustee (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on March 12, 2024 and incorporated herein by this reference).

4.10

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

10.2

First Amendment to Fourth Amended and Restated Credit Agreement, dated December 1, 2025, to the Fourth Amended and Restated Credit Agreement, dated as of October 11, 2023 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on December 2, 2025 and incorporated herein by this reference).

10.3#

The Company's Non-Employee Directors' Compensation Plan (previously filed as Appendix C to the Company's definitive Proxy Statement relating to its Annual Meeting of Stockholders (Commission File no. 001-16109), filed with the Commission on April 11, 2003 and incorporated herein by this reference).

10.4#

Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.5#

Amendment to the Amended and Restated Non-Employee Director Deferred Compensation Plan (previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 24, 2010 and incorporated herein by this reference).

10.6#

Amended and Restated Executive Deferred Compensation Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 16, 2007 and incorporated herein by this reference).

10.7#

Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2009 and incorporated herein by this reference).

10.8#

The Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 18, 2020 and incorporated herein by this reference).

10.9#

Form of Executive Time-Based Restricted Share Unit Award Agreement for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.10#

Form of Executive Performance-Based Restricted Share Unit Award Agreement for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.11#

Form of Non-Employee Director Restricted Share Unit Agreement for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.12#

Form of Non-Employee Director Restricted Share Unit Agreement with deferral provisions for the Company's 2020 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (Commission File no. 001-16109), filed with the Commission on August 6, 2020 and incorporated herein by this reference).

10.13#

The Company's Amended and Restated 2020 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on May 16, 2022 and incorporated herein by this reference).

10.14#

CoreCivic, Inc. Amended and Restated Executive Severance and Change in Control Plan, adopted July 17, 2025 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on July 18, 2025 and incorporated herein by this reference).

10.15#

Transition Agreement, dated as of August 14, 2025, by and between the Company and Damon T. Hininger (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 18, 2025 and incorporated herein by this reference).

19*	Third Amended and Restated Insider Trading Guidelines

21.1*	Subsidiaries of the Company.

22.1*	List of Guarantor Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97

CoreCivic, Inc. NYSE Executive Compensation Recoupment Policy (previously filed as Exhibit 97 to the Company's Current Report on Form 10-K (Commission File no. 001-16109), filed with the Commission on February 20, 2024 and incorporated herein by this reference).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: February 20, 2026	By:	/s/ Patrick D. Swindle
Patrick D. Swindle, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick D. Swindle	February 20, 2026
Patrick D. Swindle, President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ David M. Garfinkle	February 20, 2026
David M. Garfinkle, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Emkes	February 20, 2026
Mark A. Emkes, Chairman of the Board of Directors

/s/ Alexander R. Fischer	February 20, 2026
Alexander R. Fischer

/s/ Catherine Hernandez-Blades	February 20, 2026
Catherine Hernandez-Blades

/s/ Stacia A. Hylton	February 20, 2026
Stacia A. Hylton, Director

/s/ Harley G. Lappin	February 20, 2026
Harley G. Lappin, Director

/s/ Thurgood Marshall, Jr.	February 20, 2026
Thurgood Marshall, Jr., Director

/s/ Devin I. Murphy	February 20, 2026
Devin I. Murphy, Director

/s/ John R. Prann, Jr.	February 20, 2026
John R. Prann, Jr., Director
/s/ S. Dawn Smith	February 20, 2026
S. Dawn Smith, Director

/s/ Stacey M. Tank	February 20, 2026
Stacey M. Tank, Director

/s/ Nina A. Tran	February 20, 2026
Nina A. Tran, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CoreCivic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCivic, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Idle Facilities

Description of the Matter

At December 31, 2025, the Company’s property and equipment, net of accumulated depreciation, was $2.1 billion, which includes $149.7 million related to five idle correctional facilities. As discussed in Note 2 and Note 5 to the consolidated financial statements, long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. The Company estimates undiscounted cash flows for each asset group (i.e., facility) with an impairment indicator, including the idle facilities described above. When the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value, an impairment is recognized as the difference between the carrying value of the asset and its fair value.

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

Nashville, Tennessee

February 20, 2026

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
ASSETS	2025	2024
Cash and cash equivalents	$97,929	$107,487
Restricted cash	14,517	14,623
Accounts receivable, net of credit loss reserve of $4,506 and $4,471, respectively	446,224	288,738
Prepaid expenses and other current assets	49,904	38,970
Assets held for sale	2,513	—
Total current assets	611,087	449,818
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $2,012,353 and $1,905,508, respectively	2,132,206	2,060,024
Other real estate assets	182,479	193,105
Goodwill	8,551	4,844
Other assets	322,420	224,100
Total assets	$3,256,743	$2,931,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$353,173	$273,724
Current portion of long-term debt	15,701	12,073
Total current liabilities	368,874	285,797
Long-term debt, net	1,205,037	973,073
Deferred revenue	8,719	12,399
Non-current deferred tax liabilities	98,364	89,207
Other liabilities	170,500	78,064
Total liabilities	1,851,494	1,438,540
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 100,051 and 109,861 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,001	1,099
Additional paid-in capital	1,527,724	1,732,231
Accumulated deficit	(123,476)	(239,979)
Total stockholders' equity	1,405,249	1,493,351
Total liabilities and stockholders' equity	$3,256,743	$2,931,891

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
REVENUE	$2,211,182	$1,961,646	$1,896,635
EXPENSES:
Operating	1,692,528	1,493,357	1,462,430
General and administrative	169,580	152,081	136,084
Depreciation and amortization	128,905	128,011	127,316
Asset impairments	1,482	3,108	2,710
	1,992,495	1,776,557	1,728,540
OTHER INCOME (EXPENSE):
Interest expense, net	(62,229)	(67,415)	(72,960)
Expenses associated with debt repayments and refinancing transactions	—	(31,316)	(686)
Gain on sale of real estate assets, net	1,007	3,262	798
Other income (expense)	(289)	2,343	576
INCOME BEFORE INCOME TAXES	157,176	91,963	95,823
Income tax expense	(40,673)	(23,095)	(28,233)
NET INCOME	$116,503	$68,868	$67,590
BASIC EARNINGS PER SHARE	$1.09	$0.62	$0.59
DILUTED EARNINGS PER SHARE	$1.08	$0.62	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,503	$68,868	$67,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,905	128,011	127,316
Asset impairments	1,482	3,108	2,710
Amortization of debt issuance costs and other non-cash interest	3,559	3,672	4,446
Expenses associated with acquisitions	3,016	—	—
Expenses associated with debt repayments and refinancing transactions	—	31,316	686
Deferred income taxes	9,157	(7,708)	(2,703)
Gain on sale of real estate assets, net	(1,007)	(3,262)	(798)
Other expenses and non-cash items	9,356	659	6,294
Non-cash revenue and other income	(387)	(7,601)	(2,783)
Non-cash equity compensation	27,672	25,681	20,760
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(145,046)	15,022	6,704
Accounts payable, accrued expenses and other liabilities	41,385	11,387	1,679
Net cash provided by operating activities	194,595	269,153	231,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(7,297)	(8,747)	(4,886)
Expenditures for other capital improvements	(133,331)	(62,424)	(65,369)
Acquisitions, net of cash acquired	(73,538)	—	—
Net proceeds from sale of assets	4,903	13,738	11,068
Other investing activities	3,187	3,609	313
Net cash used in investing activities	(206,076)	(53,824)	(58,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	435,000	547,000	250,000
Scheduled principal repayments	(12,073)	(11,598)	(9,895)
Principal repayments of credit facility	(190,000)	(47,000)	(125,000)
Other repayments of debt	—	(597,713)	(272,936)
Payment of debt defeasance, issuance and other refinancing and related costs	(1,449)	(34,944)	(4,632)
Payment of lease obligations for financing leases	(629)	(613)	(595)
Purchase and retirement of common stock	(228,987)	(77,171)	(43,047)
Dividends paid on restricted stock units	(45)	(136)	(131)
Net cash provided by (used in) financing activities	1,817	(222,175)	(206,236)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,664)	(6,846)	(33,209)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	122,110	128,956	162,165
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$112,446	$122,110	$128,956
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net establishment (lease modification) of right of use assets and lease liabilities	$118,363	$(56,804)	$2,551
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.5 million in 2025)	$71,914	$77,725	$81,765
Income taxes paid	$37,022	$37,108	$25,888

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(in thousands)

	Stockholders' Equity

	Common Stock		Additional		Total
		Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance as of December 31, 2022	114,988	$1,150	$1,807,689	$(376,431)	$1,432,408
Net income	—	—	—	67,590	67,590
Retirement of common stock	(3,936)	(40)	(43,146)	—	(43,186)
Dividends on RSUs	—	—	—	(6)	(6)
Restricted stock compensation, net of forfeitures	—	—	20,760	—	20,760
Restricted stock grants	1,681	17	(17)	—	—
Balance as of December 31, 2023	112,733	$1,127	$1,785,286	$(308,847)	$1,477,566
Net income	—	—	—	68,868	68,868
Retirement of common stock	(5,111)	(50)	(78,714)	—	(78,764)
Restricted stock compensation, net of forfeitures	—	—	25,681	—	25,681
Restricted stock grants	2,239	22	(22)	—	—
Balance as of December 31, 2024	109,861	$1,099	$1,732,231	$(239,979)	1,493,351
Net income	—	—	—	116,503	116,503
Retirement of common stock	(11,861)	(118)	(232,159)	—	(232,277)
Restricted stock compensation, net of forfeitures	—	—	27,672	—	27,672
Restricted stock grants	2,051	20	(20)	—	—
Balance as of December 31, 2025	100,051	$1,001	$1,527,724	$(123,476)	$1,405,249

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States ("U.S."). Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. As of December 31, 2025, through its CoreCivic Safety segment, the Company operated 44 correctional and detention facilities, 40 of which the Company owned or controlled via a long-term lease, with a total design capacity of approximately 68,000 beds. Through its CoreCivic Community segment, the Company operated 20 residential reentry centers, which it owned or controlled via a long-term lease, with a total design capacity of approximately 4,000 beds. In addition, through its CoreCivic Properties segment, the Company owned five properties, with a total design capacity of approximately 8,000 beds.

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

Restricted Cash

Restricted cash at December 31, 2025 and 2024 included deposit accounts that are restricted in use totaling $14.5 million and $14.6 million, respectively, and related primarily to the Lansing Correctional Facility to ensure the timely payment of certain operating expenses, capital expenditures and debt service, as further discussed in Note 9. The restricted cash accounts are required under the terms of the indebtedness securing such property. Restricted cash also includes inmate trust funds used for commissary transactions pursuant to customer contracts. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$97,929	$107,487
Restricted cash	14,517	14,623
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$112,446	$122,110

Accounts Receivable and Credit Loss Reserve

At December 31, 2025 and 2024, accounts receivable of $446.2 million and $288.7 million, respectively, were net of credit loss reserve totaling $4.5 million in both years. Accounts receivable consist primarily of amounts due from federal, state, and local government agencies for the utilization of CoreCivic's properties, including amounts due for operating and managing the Company's correctional, detention, and residential reentry facilities, as well as its electronic monitoring and case management services operations.

Accounts receivable are stated at estimated net realizable value, which is the amount expected to be collected. Credit loss reserves are maintained for customers using an expected loss model based on a variety of factors, including the nature of the accounts receivable, risks of loss, length of time receivables are past due, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Property and Equipment

Property and equipment are carried at cost. Assets acquired by CoreCivic in conjunction with acquisitions are recorded at estimated fair value at the time of purchase. Betterments, renewals and significant repairs that extend the life of an asset are capitalized; other repair and maintenance costs are expensed. Interest is capitalized to the asset to which it relates in connection with the construction or expansion of real estate properties. Construction costs directly associated with the development of a property are capitalized as part of the cost of the development project. Such costs are written-off to expense whenever a project is abandoned. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income. Depreciation is computed over the estimated useful lives of depreciable assets using the straight-line method. Useful lives for property and equipment are as follows:

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets of businesses acquired and goodwill is tested for impairment at least annually. Goodwill was $8.6 million and $4.8 million as of December 31, 2025 and 2024, respectively, all of which was related to the Company's CoreCivic Safety segment. CoreCivic performs its impairment tests during the fourth quarter in connection with its annual budgeting process, and whenever circumstances indicate the carrying value of goodwill may not be recoverable. CoreCivic performs a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a quantitative impairment test. The Company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. There were no goodwill impairments recorded during the periods presented.

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

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments with observable Level 1 inputs for publicly traded debt, or discounted cash flow techniques with Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At December 31, 2025 and 2024, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	December 31,
	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$(1,230,307)	$(1,245,724)	$(997,380)	$(1,005,425)

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

CoreCivic derives its revenues primarily from amounts earned under federal, state, and local government contracts. For each of the years ended December 31, 2025, 2024, and 2023, federal correctional and detention authorities represented 54%, 51%, and 52%, respectively, of CoreCivic's total revenue. Federal correctional and detention authorities consist primarily of U.S. Immigration and Customs Enforcement ("ICE") and the United States Marshals Service ("USMS"). ICE accounted for 35%, 29%, and 30% of total revenue for 2025, 2024, and 2023, respectively, all in the Company's CoreCivic Safety segment. The USMS accounted for 18%, 21%, and 21% of total revenue for 2025, 2024, and 2023, respectively, all in the Company's CoreCivic Safety segment. State revenues from contracts at correctional, detention, and residential reentry facilities that CoreCivic operates represented 37%, 40%, and 39% of total revenue during the years ended December 31, 2025, 2024, and 2023, respectively. With the exception of the state of Tennessee, which generated 10% of CoreCivic's total revenue in 2024 and 2023, all in the Company's CoreCivic Safety segment, no other state customer generated 10% or more of our total revenue in 2025, 2024, or 2023. Although the revenue generated from each of these agencies is derived from numerous management contracts and various types of properties (i.e., correctional, detention, and reentry) the loss or substantial reduction in value of one or more of such contracts could have a material impact on CoreCivic's financial condition and results of operations.

Accounting for Stock-Based Compensation

CoreCivic accounts for restricted stock-based compensation under the recognition and measurement principles of ASC 718, "Compensation-Stock Compensation". CoreCivic estimates the fair value of restricted stock units ("RSUs") and amortizes the fair value as of the grant date of RSU awards over the vesting period using the straight-line method. For time-based RSUs, the Company uses its closing price on the grant date of award to calculate fair value. For performance-based RSUs, the Company uses the Monte Carlo simulation method to estimate fair value. The fair value of performance-based RSUs is amortized over the vesting period as long as CoreCivic considers it probable that it will meet the performance criteria. To the extent performance-based RSUs are expected to increase or decrease based on revised estimates of performance, the related expense is adjusted accordingly. If achievement of the performance criteria becomes improbable, an adjustment is made to reverse the expense previously recognized. The Company estimates the number of awards expected to be forfeited and adjusts the estimate when it is likely to change.

Leases

Leases are accounted for under the provisions of Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" and ASU 2018-11, "Targeted Improvements – Leases (Topic 842)", cumulatively "ASC 842". For finance leases and operating leases, CoreCivic recognizes on the balance sheet a liability to make lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term, with each initially measured at the present value of the lease payments. The Company also applies the "short-term lease exception" permitted by ASC 842 for all classes of underlying assets. With the exception of the Dilley Immigration Processing Center ("the Dilley Facility") lease, as further described in Note 4, the Company accounts for each separate lease component of a contract and its associated non-lease components as a single lease component. All rental payments associated with the Dilley Facility lease were classified as operating expenses.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, "Improvements to Income Tax Disclosures (Topic 740)" ("ASU 2023-09"). ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 retrospectively for each period presented in the fourth quarter of 2025. See Note 11 for the required additional disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the disclosure requirements prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only the Company's disclosures and not its financial condition and results of operations, the Company is currently evaluating the effects of ASU 2025-06 upon adoption on our financial statements.

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06") that clarifies and modernizes the accounting and disclosure requirements for costs related to internal-use software outlined in ASC 350-40, "Intangibles – Goodwill and Other – Internal-Use Software". Among other amendments, ASU 2025-06 removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027 and may be applied using a prospective, retrospective or modified transition approach. The Company is currently evaluating when it will adopt ASU 2025-06.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC applicable to financial statements beginning January 1, 2025 or later did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

3.
REAL ESTATE AND RELATED ASSETS

At December 31, 2025, CoreCivic owned or controlled via long-term leases 65 correctional, detention, and residential reentry real estate properties, including five correctional properties in the Company's CoreCivic Properties segment. At December 31, 2025, CoreCivic also managed four correctional and detention facilities owned by governmental agencies.

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2025	2024
Land and improvements	$244,346	$240,050
Buildings and improvements	3,327,578	3,210,239
Equipment and software	534,139	478,134
Office furniture and fixtures	38,496	37,109
	4,144,559	3,965,532
Less: Accumulated depreciation	(2,012,353)	(1,905,508)
	$2,132,206	$2,060,024

Depreciation expense was $128.1 million, $127.6 million, and $126.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Nine of the facilities owned by CoreCivic are subject to options that allow various governmental agencies to purchase those facilities. Certain of these options to purchase are based on a depreciated book value while others are based on a fair market value calculation. Four of the facilities that are subject to options are accounted for in accordance with ASC 853 and are recorded in other real estate assets on the consolidated balance sheets, as further described in Note 2. As of December 31, 2025 and 2024, CoreCivic had $182.5 million and $193.1 million, respectively, in other real estate assets, including $127.8 million and $132.5 million, respectively, accounted for as a contract cost and $54.7 million and $60.6 million, respectively, accounted for as costs of fulfilling the related service contract.

4.
LEASES

Lessee

As further described in Note 2, CoreCivic accounts for leases in accordance with ASC 842. CoreCivic leases land and buildings from third-party lessors for multiple properties under operating leases that expire over varying dates through 2032. The ROU asset related to these leases amounted to $137.0 million and $42.4 million at December 31, 2025 and 2024, respectively, while the current portion of the lease liability amounted to $23.8 million and $3.3 million and the long-term portion of the liability amounted to $100.1 million and $17.7 million at December 31, 2025 and 2024, respectively. As of December 31, 2025, the weighted-average lease term of the operating leases was 4.3 years, and the weighted average discount rate associated with the operating leases was 6.8%.

The Company received notification from ICE of its intent to terminate an intergovernmental service agreement ("IGSA") for services at the 2,400-bed Dilley Facility in Dilley, Texas effective August 9, 2024, after nearly ten years of operation. CoreCivic leased the Dilley Facility and the site upon which it was constructed from a third-party lessor. CoreCivic's lease agreement with the third-party lessor was over a base period concurrent with the IGSA with ICE and provided CoreCivic with the ability to terminate the lease with a notification period of at least 60 days if ICE terminated the IGSA. Upon being notified by ICE of its intent to terminate funding of the IGSA at the Dilley Facility, CoreCivic provided notice to the third-party lessor of its intent to terminate the lease agreement effective August 9, 2024. In accordance with ASC 842, in the second quarter of 2024, CoreCivic remeasured the lease liability and recorded a corresponding adjustment of $57.0 million to the associated right of use asset to reflect the reduction to the lease term. Given the lease termination, as of December 31, 2024, there were no balances remaining associated with a ROU asset or lease liability for the Dilley Facility site.

On March 5, 2025, CoreCivic announced that it had agreed under an amendment to the IGSA discussed above to resume operations and care for up to 2,400 individuals at the Dilley Facility. The amended IGSA expires in March 2030 and may be further extended through bilateral modification. The agreement provides for a fixed monthly payment in accordance with a graduated schedule during the first six months, subject to acceleration, to correlate with the activation of the five neighborhoods within the facility, each designed to accommodate up to 480 individuals. ICE's termination rights permit ICE to terminate the amended IGSA for convenience or non-appropriation of funds without penalty by providing CoreCivic with at least a 60-day prior notice. Simultaneously, the Company entered into a new operating lease agreement with the same third-party lessor over a period co-terminus with the term of the IGSA. The new lease also contains a graduated lease rate over the first six months consistent with the IGSA to correlate with the activation of the five neighborhoods within the facility. As a result, in the first quarter of 2025, CoreCivic recorded the establishment of a ROU asset and liability in accordance with ASC 842 amounting to $116.9 million to reflect the new lease associated with the Dilley Facility, which is included in other assets in the accompanying consolidated balance sheet as of December 31, 2025. The new lease agreement provides CoreCivic with the ability to terminate the lease if ICE terminates the amended IGSA associated with the Dilley Facility upon at least a 60-day prior notice.

The expense incurred for all operating leases, inclusive of short-term and variable leases, but exclusive of the non-lease food services component of the Dilley lease, was $28.8 million, $20.9 million, and $34.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. The cash payments for operating leases are reflected as cash flows from operating activities on the accompanying consolidated statements of cash flows and cash payments for financing leases are reflected as cash flows from financing activities. Future minimum lease payments as of December 31, 2025 for the Company's operating lease liabilities are as follows (in thousands):

2026	$33,668
2027	33,134
2028	32,685
2029	32,215
2030	7,966
Thereafter	3,347
Total future minimum lease payments	143,015
Less amount representing interest	(19,077)
Total present value of minimum lease payments	$123,938

Lessor

Through its CoreCivic Properties segment, as of December 31, 2025, the Company owned $161.7 million in property and equipment at five properties, four of which are currently leased to government agencies under operating and finance leases that expire over varying dates through 2040 and some of which contain renewal options. In accordance with ASC 842, minimum lease revenue is recognized on a straight-line basis over the term of the related lease. Lease incentives are recognized as a reduction to lease revenue on a straight-line basis over the term of the related lease. Lease revenue associated with expense reimbursements from tenants is recognized in the period that the related expenses are incurred based upon the tenant lease provision. Future minimum lease payments to be received from third-party lessees as of December 31, 2025 for the Company's operating leases are as follows (in thousands):

2026	$16,213
2027	15,668
2028	12,004
2029	12,308
2030	10,279
Thereafter	4,000

Financing Leasing Transactions

On January 24, 2018, CoreCivic entered into a 20-year lease agreement with the Kansas Department of Corrections ("KDOC") for a 2,432-bed correctional facility to be constructed by the Company in Lansing, Kansas. The new facility, reported in the Company's CoreCivic Properties segment, replaced the Lansing Correctional Facility, Kansas' largest correctional complex for adult male inmates, originally constructed in 1863. CoreCivic will be responsible for facility maintenance throughout the 20-year term of the lease, at which time ownership will revert to the state of Kansas. Construction of the facility commenced in the first quarter of 2018, and construction was completed in January 2020, at which time the lease commenced. CoreCivic accounts for the lease with the KDOC partially as a financing receivable under ASC 842, with the remaining portion of the lease payments attributable to maintenance services and capital expenditures as revenue streams under ASC 606. As of December 31, 2025 and 2024, the financing receivable was $131.2 million and $135.3 million, respectively, included in Other Assets on the consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023, the Lansing Correctional Facility generated $2.6 million, $2.7 million, and $2.6 million, respectively, of revenue associated with the non-lease services components of the arrangement, and $8.1 million, $8.3 million, and $8.5 million of interest income, respectively. Future minimum lease payments to be received from the third-party lessee as of December 31, 2025 for the Company's finance lease is as follows (in thousands):

2026	$16,804
2027	17,130
2028	17,462
2029	17,801
2030	18,146
Thereafter	181,810
Total future minimum lease payments to be received	269,153
Less amount representing interest	(67,831)
Less amount representing maintenance services and capital expenditures	(70,122)
Total present value of minimum lease payments to be received	$131,200

5.
REAL ESTATE TRANSACTIONS

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

During the third quarter of 2025, the Company and Boulder County, Colorado entered into a short-term extension through January 2026 of the contract at the Company's Longmont Community Treatment Center in Longmont, Colorado, a facility in the Company's Community segment. Upon expiration of the contract, Boulder County transferred the residential population to a new sentencing facility it constructed. The Company has engaged a broker and is committed to a process to sell the Longmont facility resulting in the need to test the facility for impairment. As a result, an impairment charge of $1.5 million was recognized during the third quarter of 2025 to reduce the net book value of the facility to its estimated fair value, less cost to sell based on a comparable market analysis. The Longmont Facility was classified as held for sale as of December 31, 2025.

On May 3, 2024, CoreCivic entered into a purchase and sale agreement for the sale of an idled non-core facility in Live Oak, California that was reported in CoreCivic's Safety segment. The sale had been extended several times and during the fourth quarter of 2025, CoreCivic agreed to sell the facility for a sales price of $1.2 million. The sale was completed in the fourth quarter of 2025, which resulted in a loss on sale of real estate assets of $1.5 million.

CoreCivic incurred an asset impairment charge of $3.1 million in the third quarter of 2024 associated with property and equipment at the Dilley Facility based on a cash flow method for determining fair value. See Note 4 for further detail regarding the IGSA and lease agreements associated with the Dilley Facility. The Dilley Facility is reported in the Company's CoreCivic Safety segment.

During 2024, CoreCivic completed the sales of two facilities reported in CoreCivic's Community segment and two vacant parcels of land. The sales of these four assets generated aggregate net sales proceeds of $13.3 million, resulting in an aggregate net gain on sale of $3.3 million after transaction costs.

During 2023, CoreCivic completed the sales of three community corrections facilities leased to government agencies that were reported in CoreCivic's Properties segment and one vacant parcel of land. The sales of these four assets generated aggregate net sales proceeds of $10.8 million, resulting in an aggregate net gain on sale of $0.8 million after transaction costs.

Idle Facilities

Under new contracts with ICE, during 2025, CoreCivic activated four previously idled facilities with a collective net carrying value of $175.6 million at December 31, 2024, reducing the number of idle facilities to five as of December 31, 2025. These remaining five idle facilities are operated with a core staffing complement to remain currently available and are being actively marketed as solutions to meet the correctional or detention needs of potential customers. The following table summarizes each of the idled facilities and their respective net carrying values, excluding equipment and other assets that could generally be transferred and used at other facilities CoreCivic owns without significant cost (dollars in thousands):

	Net Carrying Values at December 31,
Facility	2025	2024
Prairie Correctional Facility	$21,590	$12,390
Huerfano County Correctional Center	13,546	13,625
Marion Adjustment Center	9,575	9,811
Kit Carson Correctional Center	47,398	46,279
North Fork Correctional Facility	57,636	57,444
	$149,745	$139,549

CoreCivic incurred aggregate operating expenses at these five idled facilities of approximately $8.5 million, $7.6 million, and $6.9 million during the period they were idle for the years ended December 31, 2025, 2024, and 2023, respectively.

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

During the third quarter of 2025, the Company and Boulder County, Colorado entered into a short-term extension through January 2026 of the contract at the Company's Longmont Community Treatment Center. Upon expiration of the contract, Boulder County transferred the residential population to a new sentencing facility it constructed. The Company has engaged a broker and is committed to a process to sell the Longmont facility resulting in the need to test the facility for impairment. As a result, the Company tested the facility for impairment, and reported an impairment charge of $1.5 million during the third quarter of 2025. The Longmont facility notwithstanding, as of December 31, 2025 and 2024, the Company estimated undiscounted cash flows for each facility with an impairment indicator and concluded no impairments had occurred. The Company's estimated undiscounted cash flows reflected the Company’s most recent expectations around potential utilization and/or sale of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization, as applicable.

6.
BUSINESS COMBINATIONS

On July 1, 2025, the acquisition date, CoreCivic acquired the Farmville Detention Center, a 736-bed facility located in Farmville, Virginia. The Farmville Detention Center provides transportation, care, and civil detention services for adult male non-citizens through an IGSA with ICE, which expires in March 2029. The acquisition of the Farmville Detention Center was consummated through the acquisition of 100% of the membership interests in entities that owned and operated the facility. The aggregate purchase price was $71.4 million, including the acquisition of working capital accounts, but excluding $1.9 million of transaction-related expenses. The transaction-related expenses for this business combination were recognized as incurred and are reported in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2025. The acquisition was funded using cash on hand and borrowings under the Company's Revolving Credit Facility.

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

7.
OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2025	2024
Intangible assets, less accumulated amortization of $3,521 and $2,761, respectively	$8,258	$6,719
Financing receivable - Kansas lease	131,200	135,327
ROU lease assets	136,990	42,399
Debt issuance costs for revolving credit facility, less accumulated amortization of $1,789 and $962, respectively	3,384	2,762
Cash equivalents and cash surrender value of life insurance held in rabbi trust	16,957	16,720
Straight-line rent receivable	1,354	1,231
Insurance receivable	21,640	16,129
Other	2,637	2,813
	$322,420	$224,100

The gross carrying amount of intangible assets amounted to $11.8 million and $9.5 million at December 31, 2025 and 2024, respectively. Amortization expense related to intangible assets was $0.8 million, $0.5 million, and $0.5 million for 2025, 2024, and 2023, respectively, and was reported as depreciation and amortization in the accompanying consolidated statements of operations for the respective periods.

As of December 31, 2025, the estimated amortization expense related to intangible assets for each of the next five years is as follows (in thousands):

2026	$1,067
2027	1,067
2028	1,067
2029	607
2030	454

8.
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Trade accounts payable	$82,277	$72,866
Accrued salaries and wages	95,418	76,707
Commissary and related resident payables	40,742	33,379
Income taxes payable	1,919	1,943
Accrued workers' compensation and auto liability	10,707	9,384
Accrued litigation	20,745	7,406
Accrued employee medical insurance	6,950	7,188
Accrued property taxes	26,468	26,689
Accrued interest	12,499	12,319
Lease liabilities	23,859	3,253
Deferred revenue	16,881	12,233
Construction payable	2,866	259
Other	11,842	10,098
	$353,173	$273,724

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Intangible contract liability	$3,096	$3,482
Accrued workers' compensation	41,976	34,765
Accrued deferred compensation	16,504	15,347
Lease financing obligation	6,474	6,739
Lease liabilities	100,079	17,731
Other	2,371	-
	$170,500	$78,064

9.
DEBT

Debt outstanding consists of the following (in thousands):

	December 31,
	2025	2024
Revolving Credit Facility maturing October 2028. Interest payable periodically at variable interest rates. The rate at December 31, 2025 was 7.3%.	$245,000	$—
Term Loan maturing October 2028. Interest payable periodically at variable interest rates. The rate at December 31, 2025 and 2024 was 6.8% and 7.2%, respectively. Unamortized debt issuance costs amounted to $0.9 million and $1.1 million at December 31, 2025 and 2024, respectively.	112,500	118,750
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $0.7 million and $1.1 million at December 31, 2025 and 2024, respectively.	238,468	238,468
8.25% Senior Notes maturing April 2029. Unamortized debt issuance costs amounted to $5.7 million and $7.5 million at December 31, 2025 and 2024, respectively.	500,000	500,000
4.43% Lansing Correctional Center Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.3 million and $2.5 million at December 31, 2025 and 2024, respectively.	134,339	140,162
Total debt	1,230,307	997,380
Unamortized debt issuance costs	(9,569)	(12,234)
Current portion of long-term debt	(15,701)	(12,073)
Long-term debt, net	$1,205,037	$973,073

Bank Credit Facility. On October 11, 2023, CoreCivic entered into a Fourth Amended and Restated Credit Agreement (referred to herein as the "Bank Credit Facility") in an aggregate principal amount of $400.0 million, consisting of a $125.0 million term loan (the "Term Loan") and a revolving credit facility with a borrowing capacity of $275.0 million (the "Revolving Credit Facility"). The Bank Credit Facility has a maturity of October 2028. On December 1, 2025, the Company amended its Bank Credit Facility to, among other things, increase the size of the accordion feature that provides for uncommitted incremental extensions of credit from the greater of $200.0 million or 50% of Consolidated EBITDA for the period of four fiscal quarters most recently ended to the greater of $300.0 million or 50% of Consolidated EBITDA for the period of four quarters most recently ended, and to exercise the accordion feature by expanding the capacity under its revolving credit facility from $275.0 million to $575.0 million. At CoreCivic's option, interest on outstanding borrowings under the Bank Credit Facility is based on either a base rate plus a margin ranging from 1.75% to 3.5% based upon the Company’s then-current total leverage ratio, or at Term SOFR (as defined in the Bank Credit Facility), which is a forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 2.75% to 4.5% based on the Company’s then-current total leverage ratio. The Revolving Credit Facility includes a $25.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate plus the applicable margin from the Administrative Agent (as defined in the Bank Credit Facility) on same-day notice.

Based on the Company's total leverage ratio, as of December 31, 2025, interest on loans under the Bank Credit Facility was at a base rate plus a margin of 1.75% or at the Term SOFR plus a margin of 2.75%, and a commitment fee equal to 0.35% of the unfunded balance of the Revolving Credit Facility. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of December 31, 2025, CoreCivic had $245.0 million outstanding under the Revolving Credit Facility. As of December 31, 2025, CoreCivic had $18.6 million in letters of credit outstanding, resulting in $311.4 million available under the Revolving Credit Facility. The Term Loan, which had an outstanding principal balance of $112.5 million as of December 31, 2025, requires scheduled quarterly principal payments through October 2028, and is pre-payable without penalty.

The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00, a secured leverage ratio of not more than 2.50 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. As of December 31, 2025, CoreCivic was in compliance with all such covenants. The Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.25 to 1.00 or (b) the Company incurs certain debt above a specified threshold, each known as a "springing lien" event, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements, and in each case subject to customary carveouts. The Bank Credit Facility is subject to cross-default provisions with respect to the terms of certain of CoreCivic's other material indebtedness and is subject to acceleration upon the occurrence of a change of control.

Senior Notes. Interest on the $238.5 million remaining aggregate principal amount of CoreCivic's 4.75% senior unsecured notes issued in October 2017 with an original principal amount of $250.0 million (the "4.75% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 4.75% Senior Notes are scheduled to mature on October 15, 2027. During 2024 and 2023, the Company purchased $11.5 million principal amount of the 4.75% Senior Notes through open market purchases, reducing the outstanding balance of the 4.75% Senior Notes to $238.5 million. Interest on the aggregate principal amount of CoreCivic's 8.25% senior unsecured notes issued in March 2024 with a principal amount of $500.0 million (the "8.25% Senior Notes") accrues at the stated rate and is payable in April and October of each year. The 8.25% Senior Notes are scheduled to mature on April 15, 2029. During 2024, CoreCivic recorded charges totaling $31.3 million associated with the cash tender offer and redemption of senior notes with an outstanding balance of $593.1 million, including the non-cash write-off of unamortized loan issuance costs and original issue premium, that were originally scheduled to mature in April 2026.

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

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Bank Credit Facility, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Bank Credit Facility. As of December 31, 2025, the outstanding balance of the Kansas Notes was $134.3 million.

Guarantees and Covenants. All of the restricted domestic subsidiaries of CoreCivic (as the parent corporation) have provided full and unconditional guarantees of the Senior Notes. All of CoreCivic's subsidiaries guaranteeing the Senior Notes are 100% owned subsidiaries of CoreCivic; and the subsidiary guarantees are full and unconditional and are joint and several obligations of the guarantors.

As of December 31, 2025, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

Other Debt Transactions

Letters of Credit. At December 31, 2025 and 2024, CoreCivic had $18.6 million and $18.0 million, respectively, in outstanding letters of credit. The letters of credit were issued primarily to secure CoreCivic's workers' compensation and general liability insurance policies, performance bonds, and for a debt service reserve requirement under terms of the Kansas Notes.

Debt Maturities

Scheduled principal payments as of December 31, 2025 for the next five years and thereafter were as follows (in thousands):

2026	$15,701
2027	257,823
2028	342,995
2029	507,985
2030	8,073
Thereafter	97,730
Total debt	$1,230,307

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

10.
DEFERRED REVENUE

The Company has contracts that require up-front payments from customers resulting in deferred revenue balances over the expected contract terms. As of December 31, 2025 and 2024, the current portion of deferred revenue amounting to $16.9 million and $12.2 million, respectively, was reported in accounts payable and accrued expenses and the long-term portion of deferred revenue was $8.7 million and $12.4 million, respectively, on the accompanying consolidated balance sheets.

11.
INCOME TAXES

CoreCivic recorded an income tax expense of $40.7 million, $23.1 million, and $28.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Income tax expense is comprised of the following components (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current income tax expense
Federal	$25,031	$26,621	$25,037
State	6,485	4,182	5,899
	31,516	30,803	30,936
Deferred income tax expense (benefit)
Federal	8,933	(7,100)	(2,156)
State	224	(608)	(547)
	9,157	(7,708)	(2,703)
Income tax expense	$40,673	$23,095	$28,233

Significant components of CoreCivic's deferred tax assets and liabilities as of December 31, 2025 and 2024, are as follows (in thousands):

	December 31,
	2025	2024
Noncurrent deferred tax assets:
Asset reserves and liabilities not yet deductible for tax	$14,243	$22,458
Accrued compensation not yet deductible for tax	16,713	14,252
Accrued workers compensation liabilities not yet deductible for tax	13,280	11,126
Depreciation	8,443	8,296
ROU lease assets	34,785	5,887
Losses and tax credit carryforwards	1,092	1,367
Intangible assets	6,829	6,882
Other	5,949	7,522
Total noncurrent deferred tax assets	101,334	77,790
Less valuation allowance	(1,066)	(1,066)
Total noncurrent deferred tax assets	100,268	76,724
Noncurrent deferred tax liabilities:
Depreciation	(153,958)	(150,481)
Lease liabilities	(33,089)	(5,290)
Intangible liabilities	(6,944)	(7,411)
Other	(4,641)	(2,749)
Total noncurrent deferred tax liabilities	(198,632)	(165,931)
Net total noncurrent deferred tax liabilities	$(98,364)	$(89,207)

A reconciliation in both percentages and U.S. dollars of the income tax provision at the statutory income tax rate and the effective tax rate as a percentage of income from continuing operations before income taxes for the years ended December 31, 2025, 2024, and 2023 is as follows (amounts in thousands):

	For the Years Ended December 31,
	2025		2024		2023
US federal statutory tax rate	$33,007	21.0%	$19,312	21.0%	$20,123	21.0%
State and local income taxes, net of federal tax benefit*	4,469	2.8	2,711	2.9	3,070	3.2
Changes in valuation allowance	—	—	218	0.2	—	—
Nontaxable or nondeductible items:
Disallowed executive compensation	4,662	3.0	3,418	3.7	2,304	2.4
Disallowed meals and entertainment	937	0.6	827	0.9	1,227	1.3
Other nondeductible items	984	0.6	1,198	1.3	599	0.6
Changes in unrecognized tax benefits	—	—	(494)	(0.5)	59	0.1
Other adjustments:
Income tax benefit of equity compensation	(2,538)	(1.6)	(2,288)	(2.5)	(289)	(0.3)
Revaluation of deferred tax items	—	—	—	—	931	1.0
Prior year return to provision	141	0.1	(942)	(1.0)	1,095	1.1
Other items, net	(989)	(0.6)	(865)	(0.9)	(886)	(0.9)
	$40,673	25.9%	$23,095	25.1%	$28,233	29.5%

*State taxes in Arizona and Texas made up the majority (greater than 50%) of the tax effect in this category for the years ended December 31, 2025, 2024 and 2023.

	For the Years Ended December 31,
	2025	2024	2023
Pretax income from continuing operations	$157,176	$91,963	$95,823
Federal statutory income tax rate	21.0%	21.0%	21.0%
Expected income tax expense	33,007	19,312	20,123
5% disaggregation threshold	5.0%	5.0%	5.0%
Reconciling item threshold	$1,650	$966	$1,006

Annual income taxes paid, net of refunds received and disaggregated by jurisdiction, for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Federal	$31,666	$31,420	$20,770
State
State of Arizona	1,325	1,984	1,184
State of Texas	1,398	1,382	1,500
All other states (individually less than 5% of total)	2,633	2,322	2,434
Total income taxes paid	$37,022	$37,108	$25,888

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

CoreCivic had no liabilities for uncertain tax positions as of December 31, 2025 and 2024. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

CoreCivic's U.S. federal income tax returns for tax years 2022 through 2024 remain subject to examination by the Internal Revenue Service ("IRS"). The majority of states in which CoreCivic files income tax returns follow the same statute of limitations as the federal government. Certain states in which CoreCivic files income tax returns have statutes that remain open from 2021.

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

Common Stock

Share Repurchase Program. On May 12, 2022, having achieved targeted debt levels, the BOD approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. This original authorization, along with the dates and amounts of subsequent increases to the authorization by the BOD to the share repurchase program, are as follows (in thousands):

Date	Amount
May 12, 2022	$150,000
August 2, 2022	75,000
May 16, 2024	125,000
May 15, 2025	150,000
November 10, 2025	200,000
Total authorization	$700,000

Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. During 2025, the Company repurchased 11.2 million shares of its common stock at a total cost of $218.4 million, or $19.48 per share, excluding costs associated with the share repurchase program. As of December 31, 2025, the Company had repurchased a total of 25.7 million common shares at an aggregate cost of approximately $399.5 million, or $15.52 per share, and had approximately $300.5 million of repurchase authorization available under the share repurchase program.

Restricted stock units. During 2025, CoreCivic issued approximately 1.2 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $23.9 million, including 1.1 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense. During 2024, CoreCivic issued approximately 1.6 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $23.5 million, including 1.5 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

CoreCivic has established performance-based vesting conditions on a portion of the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria. The RSUs awarded to officers and executive officers in 2023, 2024 and 2025 consist of a combination of awards with performance-based conditions and time-based conditions. Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2023, 2024, and 2025 for the 2023 awards, December 31, 2024, 2025, and 2026 for the 2024 awards, and December 31, 2025, 2026, and 2027 for the 2025 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group. Based on performance achieved for 2025, the RSUs subject to performance-based vesting criteria were increased by 150%; and were further increased by a 114.9% modifier based on CoreCivic's total shareholder return relative to the peer group. Because the performance criteria for the fiscal years ending December 31, 2026 and 2027 have not yet been established, the values of the third RSU increment of the 2024 awards and of the second and third increments of the 2025 awards for financial reporting purposes will not be determined until such criteria are established. A portion of the RSU award granted to CoreCivic's Chief Executive Officer ("CEO") in 2024 contains a single performance-based vesting condition that results in full vesting on the later of (i) the second anniversary of the award or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the fiscal year ending December 31, 2025, if the performance criteria is met for the year ending December 31, 2025, or no vesting if the performance criteria is not met for such year. The performance-based vesting condition for this award was met resulting in full vesting of the award. Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award.

Nonvested RSU transactions as of December 31, 2025 and activity for the year then ended are summarized below (in thousands, except per share amounts).

	Shares of RSUs	Weighted average grant date fair value
Nonvested at December 31, 2024	3,213	$13.38
Granted	1,200	$19.93
Forfeited	(132)	$15.36
Vested	(1,685)	$13.14
Nonvested at December 31, 2025	2,596	$17.21

During 2025, 2024, and 2023, CoreCivic expensed $27.7 million ($1.1 million of which was recorded in operating expenses and $26.6 million of which was recorded in general and administrative expenses), $25.7 million ($1.6 million of which was recorded in operating expenses and $24.1 million of which was recorded in general and administrative expenses), and $20.8 million ($1.6 million of which was recorded in operating expenses and $19.2 million of which was recorded in general and administrative expenses), net of forfeitures, relating to RSUs, respectively. As of December 31, 2025, CoreCivic had $17.6 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a remaining weighted-average period of 1.5 years. The total fair value of RSUs that vested during 2025, 2024, and 2023 was $37.1 million, $32.1 million, and $17.8 million, respectively.

At CoreCivic's 2022 annual meeting of stockholders held in May 2022, CoreCivic's stockholders approved the CoreCivic, Inc. Amended and Restated 2020 Stock Incentive Plan that authorized the issuance of new awards to an aggregate of up to 5.9 million shares, plus remaining shares that were available for grant under the CoreCivic, Inc. 2020 Stock Incentive Plan. As of December 31, 2025, CoreCivic had 4.4 million shares available for issuance under the Amended and Restated 2020 Stock Incentive Plan.

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Years Ended December 31,
	2025	2024	2023
NUMERATOR
Basic:
Net income	$116,503	$68,868	$67,590
Diluted:
Net income	$116,503	$68,868	$67,590
DENOMINATOR
Basic:
Weighted average common shares outstanding	107,028	110,939	113,798
Diluted:
Weighted average common shares outstanding	107,028	110,939	113,798
Effect of dilutive securities:
Restricted stock-based awards	740	902	852
Weighted average shares and assumed conversions	107,768	111,841	114,650
BASIC EARNINGS PER SHARE	$1.09	$0.62	$0.59
DILUTED EARNINGS PER SHARE	$1.08	$0.62	$0.59

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

City of Leavenworth. Effective March 7, 2025, CoreCivic entered into a letter agreement with ICE to begin activation efforts at the Company's 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas. On September 29, 2025, CoreCivic announced that it entered into a new two-year contract with ICE effective September 7, 2025. On March 31, 2025, the City of Leavenworth filed a lawsuit in the United States District Court for the District of Kansas alleging that a Special Use Permit ("SUP") must be obtained to operate the facility. The City's initial lawsuit was dismissed in federal court. The City subsequently re-filed its lawsuit in the District Court of Leavenworth County, Kansas, where the Court granted a temporary restraining order barring CoreCivic from housing detainees at the Midwest Regional Reception Center without first obtaining an SUP. CoreCivic plans to continue vigorously defending this matter on the basis that an SUP is not applicable under existing statute, and has filed an appeal in the Court of Appeals of the State of Kansas. On August 8, 2025, the Company filed a lawsuit in the United States District Court for the District of Kansas alleging that the City’s conduct constitutes ongoing violations of the United States Constitution and other federal rights. On September 23, 2025, the U.S. Department of Justice ("DOJ") filed a Statement of Interest in support of CoreCivic in that case arguing that the City's actions violate the Constitution's Supremacy Clause and urging the court to enjoin the City from further unlawful interference. In December 2025, the federal court dismissed the Company's lawsuit. In December 2025, the Company filed an application for the SUP. The Company can provide no assurance that its legal appeal will be successful, or that the SUP will be approved and therefore, cannot predict if or when the Company will be able to accept detainee populations at this facility.

California City Immigration Processing Center Litigation. Effective April 1, 2025, CoreCivic entered into a letter agreement with ICE to begin activation efforts at the California City Immigration Processing Center in California City, California. In August 2025, the California City facility began receiving detainees. On September 29, 2025, CoreCivic announced that it entered into a new two-year contract with ICE effective September 1, 2025. On September 16, 2025, a non-governmental organization and a detainee filed a lawsuit alleging that a business license must be obtained to operate the facility and seeks injunctive relief that would include operational interruption at the facility. CoreCivic removed the case to federal district court for the Eastern District of California and plans to vigorously defend this matter on numerous grounds. Plaintiff filed a motion for temporary injunctive relief, and the judge denied the motion. The Company can provide no assurance that it will obtain a favorable ruling in this matter or predict when this matter will be resolved. If Plaintiff continues to pursue injunctive relief and the court orders such relief as requested, the Court could require cessation of new intakes or closure of the facility until such time the Company meets any requirements established by the Court, which would negatively impact the financial performance of the facility.

On November 12, 2025, a separate putative class action case was filed by seven ICE detainees against ICE, seeking injunctive relief related to operation of the California City facility. The case was filed by attorneys affiliated with three non-governmental organizations. The Company is not a party to the lawsuit, but the injunctive relief sought by Plaintiffs could impact operation of the California City facility. On February 6, 2026, the Court provisionally granted class certification for at least 120 days, and ordered ICE to ensure access to medical care, disability accommodations, and recreation opportunities to detainees housed at the California City facility. If Plaintiffs continue to pursue injunctive relief and the Court orders such relief as requested, such relief could negatively impact the financial performance of the facility.

Inmate Litigation Matter. On April 24, 2025, a jury returned a verdict in favor of a plaintiff against CoreCivic in the amount of $27.8 million, which is substantially covered by the Company's insurance. The plaintiff was an inmate at the Crossroads Correctional Center in Shelby, Montana, in 2018 when he was assaulted by another inmate. The jury determined that the plaintiff proved that the Company violated his civil rights by not adequately protecting him from the inmate-on-inmate assault. The Company appealed this decision to the Ninth Circuit Court of Appeals. While the case was on appeal, in January 2026, the parties settled this matter. The Company has recorded a receivable for the amount expected to be covered by insurance. The settlement of this matter is not expected to have a material impact on the Company's consolidated financial statements.

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

Retirement Plan

All employees of CoreCivic are eligible to participate in the CoreCivic 401(k) Savings and Retirement Plan (the "Plan") upon reaching age 18 and completing six months of qualified service. Eligible employees may contribute up to 90% of their eligible compensation, subject to IRS limitations. For the years ended December 31, 2025, 2024, and 2023, CoreCivic provided a discretionary matching contribution equal to 100% of the employee's contributions up to 5% of the employee's eligible compensation to employees with at least 500 hours of employment in the plan year. Employer matching contributions paid into the Plan each pay period vest immediately pursuant to safe harbor provisions adopted by the Plan. During 2025, 2024, and 2023, CoreCivic's discretionary contributions and expense to the Plan were $15.0 million, $14.0 million, and $14.4 million, respectively.

Deferred Compensation Plans

CoreCivic provides two non-qualified deferred compensation plans (the "Deferred Compensation Plans") for non-employee directors and for certain senior executives. The Deferred Compensation Plans are unfunded plans maintained for the purpose of providing CoreCivic's directors and certain of its senior executives the opportunity to defer a portion of their compensation. Under the terms of the Deferred Compensation Plans, certain senior executives may elect to contribute on a pre-tax basis up to 50% of their base salary and up to 100% of their cash bonus, and non-employee directors may elect to contribute on a pre-tax basis up to 100% of their director retainer and meeting fees. During the years ended December 31, 2025, 2024, and 2023, CoreCivic matched 100% of employee contributions up to 5% of total cash compensation. CoreCivic also contributes a fixed rate of return on balances in the Deferred Compensation Plans, determined at the beginning of each plan year. Matching contributions and investment earnings thereon become vested 20% after two years of service, 40% after three years of service, 80% after four years of service, and 100% after five or more years of service. Distributions are generally payable no earlier than five years subsequent to the date an individual becomes a participant in the Plan, or upon termination of employment (or the date a director ceases to serve as a director of CoreCivic), at the election of the participant. Distributions to senior executives must commence on or before the later of 60 days after the participant's separation from service or the fifteenth day of the month following the month the individual attains age 65.

During 2025, 2024, and 2023, CoreCivic provided a fixed return of 5.5%, 5.2%, and 5.0%, respectively, to participants in the Deferred Compensation Plans. CoreCivic has purchased life insurance policies on the lives of certain employees of CoreCivic, which are intended to fund distributions from the Deferred Compensation Plans. CoreCivic is the sole beneficiary of such policies. At the inception of the Deferred Compensation Plans, CoreCivic established an irrevocable Rabbi Trust to secure the plans' obligations. However, assets in the Deferred Compensation Plans are subject to creditor claims in the event of bankruptcy. During 2025, 2024, and 2023, CoreCivic recorded $0.6 million, $0.3 million, and $0.3 million, respectively, of matching contributions as general and administrative expense associated with the Deferred Compensation Plans. Assets in the Rabbi Trust were $17.0 million and $16.7 million as of December 31, 2025 and 2024, respectively, and were reflected in other assets on the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, CoreCivic's liability related to the Deferred Compensation Plans was $17.2 million and $16.1 million, respectively, which was reflected in accounts payable and accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Executive Severance and Change in Control Plan

CoreCivic currently has an executive severance and change in control plan, which provides for the payment of certain severance amounts upon termination of employment under certain circumstances or a change of control, as defined in the plan.

15.
SEGMENT REPORTING

The President and CEO of the Company is identified as the CODM as defined by ASU 2023-07. The CODM routinely reviews segment net operating income compared to budget and prior periods to assess performance and allocate resources within reportable segments. As of December 31, 2025, CoreCivic operated 44 correctional and detention facilities, 40 of which the Company owned or controlled via a long-term lease. In addition, CoreCivic operated 20 residential reentry centers, which it owned or controlled via a long-term lease, and owned five properties held for lease to government agencies. All revenues are attributed to CoreCivic's operations and long-lived assets located in the U.S. Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, each of which is a reportable segment. CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned or controlled via a long-term lease and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic. CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies. CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned or controlled via a long-term lease and managed by CoreCivic. CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties held for lease to government agencies. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and facility net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three years ended December 31, 2025, 2024, and 2023 (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Revenue:
Safety	$2,069,494	$1,816,850	$1,731,421
Community	122,842	118,656	115,068
Properties	18,715	26,085	49,875
Total segment revenue	2,211,051	1,961,591	1,896,364
Operating expenses:(1)
Safety	1,586,707	1,382,520	1,356,496
Community	96,127	96,932	91,895
Properties	9,621	13,823	13,829
Total segment operating expenses	1,692,455	1,493,275	1,462,220
Facility net operating income:
Safety	482,787	434,330	374,925
Community	26,715	21,724	23,173
Properties	9,094	12,262	36,046
Total facility net operating income	518,596	468,316	434,144
Other revenue (expense):
Other revenue	131	55	271
Other operating expense	(73)	(82)	(210)
General and administrative	(169,580)	(152,081)	(136,084)
Depreciation and amortization	(128,905)	(128,011)	(127,316)
Asset impairments	(1,482)	(3,108)	(2,710)
Interest expense, net	(62,229)	(67,415)	(72,960)
Expenses associated with debt repayments and refinancing transactions	—	(31,316)	(686)
Gain on sale of real estate assets, net	1,007	3,262	798
Other income	(289)	2,343	576
Income before income taxes	$157,176	$91,963	$95,823

(1) Salaries and benefits expense is the only significant reportable segment expense regularly reviewed by the CODM for both the Safety and Community segments and represents the majority of segment-level operating expenses given that substantial staff are required to operate the facilities and is the primary factor that drives operating expenses and profitability. Conversely, the Properties segment does not have a significant segment expense given the fact that those properties are operated by government agencies. The following table summarizes the significant segment expense, along with other segment operating expenses to reconcile to total segment operating expenses for both the Safety and Community segments for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Safety:
Salaries and benefits	$994,215	$876,954	$830,418
Other segment operating expenses(1)	592,492	505,566	526,078
Safety operating expenses	1,586,707	1,382,520	1,356,496
Community:
Salaries and benefits	54,061	53,521	48,971
Other segment operating expenses(1)	42,066	43,411	42,924
Community operating expenses	$96,127	$96,932	$91,895

(1) Other segment operating expenses for each reportable segment include, but are not limited to, utilities, property taxes, repairs and maintenance, food, medical, travel, vocational and educational programming, personal care and other resident supplies.

The following table summarizes capital expenditures including accrued amounts for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Capital expenditures:
Safety	$125,094	$51,368	$51,070
Community	7,135	4,484	3,138
Properties	2,271	4,542	2,324
Corporate and other	7,309	10,028	11,217
Total capital expenditures	$141,809	$70,422	$67,749

The total assets are as follows (in thousands):

	December 31,
	2025	2024
Assets:
Safety	$2,556,748	$2,147,369
Community	203,210	204,782
Properties	301,888	386,913
Corporate and other	194,897	192,827
Total assets	$3,256,743	$2,931,891

16.
SUBSEQUENT EVENTS

During the first quarter of 2026 as of the date of this filing, CoreCivic issued approximately 1.3 million RSUs to certain of CoreCivic's employees and non-employee directors, with an aggregate value of $24.8 million. Unless earlier vested under the terms of the RSU agreement, approximately 0.9 million RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accounting firm for the applicable fiscal year. Approximately 0.3 million RSUs with performance-based vesting conditions issued to officers and executive officers are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria for the fiscal years ending December 31, 2026, 2027, and 2028, and which can be increased or decreased based on performance relative to the annual performance criteria, and further increased or decreased based on total shareholder return relative to a peer group. Approximately 0.1 million RSUs issued to non-employee directors vest on the first anniversary of the award. Any RSUs that become vested will be settled in shares of CoreCivic's common stock.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Adams County Correctional Center	Adams County, Mississippi	$874	$119,565	$5,797	$1,194	$125,042	$126,236	$(43,609)	2008
Adams Transitional Center	Denver, Colorado	6,090	853	857	6,354	1,446	7,800	(596)	2017
Allen Gamble Correctional Center	Holdenville, Oklahoma	250	66,701	51,332	2,046	116,237	118,283	(56,047)	1996
Arapahoe Community Treatment Center	Englewood, Colorado	3,760	1,239	1,514	3,766	2,747	6,513	(894)	2017
Austin Residential Reentry Center	Del Valle, Texas	4,190	1,058	782	4,215	1,815	6,030	(667)	2015
Austin Transitional Center	Del Valle, Texas	19,488	4,607	1,952	19,526	6,521	26,047	(2,221)	2015
Bent County Correctional Facility	Las Animas, Colorado	550	13,115	73,450	1,601	85,514	87,115	(39,490)	1992
CAI Boston Avenue	San Diego, California	800	11,440	1,566	891	12,915	13,806	(5,840)	2013
California City Immigration Processing Center	California City, California	1,785	125,337	21,927	3,775	145,274	149,049	(77,674)	1999
Centennial Community Transition Center	Englewood, Colorado	4,905	1,256	1,049	5,023	2,187	7,210	(756)	2016
Central Arizona Florence Correctional Complex	Florence, Arizona	1,298	133,531	59,310	5,427	188,712	194,139	(107,057)	1994/1999
Cheyenne Transitional Center	Cheyenne, Wyoming	5,567	2,092	1,179	5,567	3,271	8,838	(1,335)	2015
Cibola County Corrections Center	Milan, New Mexico	444	16,215	35,674	1,647	50,686	52,333	(30,038)	1994
Cimarron Correctional Facility	Cushing, Oklahoma	250	71,303	54,840	1,289	125,104	126,393	(59,630)	1997
Coffee Correctional Facility (C)	Nicholls, Georgia	—	—	—	—	—	—	—	1998
Commerce Transitional Center	Commerce City, Colorado	5,166	1,758	670	5,171	2,423	7,594	(676)	2017
Crossroads Correctional Center	Shelby, Montana	413	33,196	47,222	1,710	79,121	80,831	(50,417)	1999
Crowley County Correctional Facility	Olney Springs, Colorado	211	46,845	36,841	2,709	81,188	83,897	(40,926)	2003
Dallas Transitional Center	Hutchins, Texas	—	3,852	2,316	23	6,145	6,168	(2,700)	2015
Diamondback Correctional Facility	Watonga, Oklahoma	208	41,677	29,444	1,361	69,968	71,329	(38,517)	1998
Eden Detention Center	Eden, Texas	925	27,645	43,351	5,914	66,007	71,921	(36,366)	1995

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
El Paso Multi-Use Facility	El Paso, Texas	14,936	4,536	2,722	14,973	7,221	22,194	(2,753)	2015
El Paso Transitional Center	El Paso, Texas	10,325	4,198	1,321	10,558	5,286	15,844	(2,022)	2015
Eloy Detention Center	Eloy, Arizona	498	33,308	21,430	2,379	52,857	55,236	(34,729)	1995
Farmville Detention Center	Farmville, Virginia	5,540	49,205	-	5,540	49,205	54,745	(910)	2025
Fort Worth Transitional Center	Fort Worth, Texas	3,251	334	3,443	3,281	3,747	7,028	(883)	2015
Houston Processing Center	Houston, Texas	2,250	53,373	61,088	5,456	111,255	116,711	(56,947)	1984
Huerfano County Correctional Center	Walsenburg, Colorado	124	26,358	5,913	1,116	31,279	32,395	(18,890)	1997
James River Residential Center	Newport News, Virginia	800	501	342	814	829	1,643	(136)	2019
Jenkins Correctional Center (C)	Millen, Georgia	-	-	-	-	-	-	-	2012
Kit Carson Correctional Center	Burlington, Colorado	432	35,978	45,204	1,051	80,563	81,614	(37,124)	1998
La Palma Correctional Center	Eloy, Arizona	283	183,155	22,846	2,669	203,615	206,284	(77,801)	2008
Lake Erie Correctional Institution	Conneaut, Ohio	2,871	69,779	8,254	4,480	76,424	80,904	(25,984)	2011
Laredo Processing Center	Laredo, Texas	788	26,737	4,424	986	30,963	31,949	(17,847)	1985
Lee Adjustment Center	Beattyville, Kentucky	500	515	21,483	1,669	20,829	22,498	(12,476)	1998
Longmont Community (D) Treatment Center	Longmont, Colorado	3,364	582	369	1,882	951	2,833	(320)	2016
Marion Adjustment Center	St Mary, Kentucky	250	9,994	9,509	925	18,828	19,753	(10,178)	1998
Midwest Regional Reception Center	Leavenworth, Kansas	130	44,970	47,914	1,069	91,945	93,014	(45,818)	1992
Nevada Southern Detention Center	Pahrump, Nevada	7,548	64,362	14,161	8,458	77,613	86,071	(28,790)	2010
North Fork Correctional Facility	Sayre, Oklahoma	-	42,166	67,755	739	109,182	109,921	(52,533)	1998
Northeast Ohio Correctional Center	Youngstown, Ohio	750	39,583	17,338	2,395	55,276	57,671	(33,637)	1997
Northwest New Mexico Correctional Center	Grants, New Mexico	142	15,888	24,693	1,268	39,455	40,723	(24,914)	1989
Oklahoma Reentry Opportunity Center	Oklahoma City, Oklahoma	8,562	4,631	1,674	8,605	6,262	14,867	(2,468)	2015
Otay Mesa Detention Center	San Diego, California	28,845	114,411	48,229	37,104	154,381	191,485	(31,710)	2015/2019
Prairie Correctional Facility	Appleton, Minnesota	100	22,306	11,799	1,068	33,137	34,205	(22,597)	1991

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Location	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land and Land Improvements	Buildings and Leasehold Improvements	Total (A)	Accumulated Depreciation (B)	Date Constructed/ Acquired
Recovery Monitoring Solutions	Dallas, Texas	1,152	1,979	2,122	1,280	3,973	5,253	(1,117)	2018
Red Rock Correctional Center (C)	Eloy, Arizona	—	—	—	—	—	—	—	2006
Saguaro Correctional Facility	Eloy, Arizona	193	98,903	7,958	3,055	103,999	107,054	(40,722)	2007
South Raleigh Reentry Center	Raleigh, North Carolina	277	663	738	350	1,328	1,678	(263)	2019
Southeast Kentucky Correctional Facility	Wheelwright, Kentucky	500	24,487	22,329	3,643	43,673	47,316	(23,688)	1998
Stewart Detention Center	Lumpkin, Georgia	143	70,560	22,983	1,766	91,920	93,686	(45,177)	2004
T. Don Hutto Residential Center	Taylor, Texas	183	13,418	13,755	982	26,374	27,356	(12,465)	1997
Tallahatchie County Correctional Facility	Tutwiler, Mississippi	—	44,638	113,424	2,415	155,647	158,062	(77,248)	2000
Torrance County Detention Facility	Estancia, New Mexico	511	52,599	16,366	2,034	67,442	69,476	(38,094)	1990
Trousdale Turner Correctional Center	Hartsville, Tennessee	649	135,412	6,705	2,068	140,698	142,766	(29,564)	2015
Turley Residential Center	Tulsa, Oklahoma	421	4,105	1,271	432	5,365	5,797	(2,082)	2015
Webb County Detention Center	Laredo, Texas	498	20,161	7,330	2,330	25,659	27,989	(16,741)	1998
West Tennessee Detention Facility	Mason, Tennessee	538	31,931	9,365	2,793	39,041	41,834	(24,478)	1990
Wheeler Correctional Facility (C)	Alamo, Georgia	—	—	—	—	—	—	—	1998
Whiteville Correctional Facility	Whiteville, Tennessee	303	51,694	11,263	1,855	61,405	63,260	(36,368)	1998
Totals		$154,831	$2,120,705	$1,148,593	$222,697	$3,199,950	$3,422,647	$(1,484,930)

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(in thousands)

NOTES TO SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(A) The aggregate cost of properties for federal income tax purposes is approximately $3.8 billion at December 31, 2025.

(B) Depreciation is calculated using estimated useful lives of depreciable assets up to 50 years for prison facilities.

(C) CoreCivic retains title to this asset, which is classified under other real estate assets on the Company's consolidated balance sheets in accordance with ASC 853.

(D) Held for sale. CoreCivic recorded a non-cash impairment during the third quarter of 2025 to write down the book value of the Longmont facility to the estimated fair values assuming uses other than correctional or residential reentry facilities.

CORECIVIC, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Investment in Real Estate:
Balance at beginning of period	$3,344,138	$3,323,411	$3,288,714
Additions through capital expenditures	36,424	32,346	46,773
Acquisitions	54,745	—	—
Asset impairments	(1,482)	—	—
Disposals/Other	(11,178)	(11,619)	(12,076)
Balance at end of period	$3,422,647	$3,344,138	$3,323,411
Accumulated Depreciation:
Balance at beginning of period	$(1,406,062)	$(1,324,581)	$(1,244,044)
Depreciation	(85,978)	(84,386)	(82,780)
Disposals/Other	7,110	2,905	2,243
Balance at end of period	$(1,484,930)	$(1,406,062)	$(1,324,581)