Form 10-Q
period 2026-03-31
CoreCivic, Inc.
filed 2026-05-07
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2026

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

Indicate the number of shares outstanding of each class of Common Stock as of May 1, 2026:

Shares of Common Stock, $0.01 par value per share: 98,888,460 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	March 31, 2026	December 31, 2025
Cash and cash equivalents	$209,686	$97,929
Restricted cash	14,641	14,517
Accounts receivable, net of credit loss reserve of $4,705 and $4,506, respectively	479,800	446,224
Prepaid expenses and other current assets	36,857	49,904
Assets held for sale	2,513	2,513
Total current assets	743,497	611,087
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $2,041,487 and $2,012,353, respectively	2,122,430	2,132,206
Other real estate assets	180,148	182,479
Goodwill	8,551	8,551
Other assets	313,369	322,420
Total assets	$3,367,995	$3,256,743
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$288,362	$353,173
Current portion of long-term debt	16,611	15,701
Total current liabilities	304,973	368,874
Long-term debt, net	1,380,955	1,205,037
Deferred revenue	7,812	8,719
Non-current deferred tax liabilities	111,297	98,364
Other liabilities	167,348	170,500
Total liabilities	1,972,385	1,851,494
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 98,887 and 100,051 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	989	1,001
Additional paid-in capital	1,480,181	1,527,724
Accumulated deficit	(85,560)	(123,476)
Total stockholders' equity	1,395,610	1,405,249
Total liabilities and stockholders' equity	$3,367,995	$3,256,743

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2026	2025
REVENUE	$614,729	$488,627
EXPENSES:
Operating	467,719	374,737
General and administrative	43,676	36,016
Depreciation and amortization	33,335	30,518
	544,730	441,271
OTHER INCOME (EXPENSE):
Interest expense, net	(17,681)	(15,231)
Other expense	(8)	(35)
INCOME BEFORE INCOME TAXES	52,310	32,090
Income tax expense	(14,394)	(6,977)
NET INCOME	$37,916	$25,113
BASIC EARNINGS PER SHARE	$0.38	$0.23
DILUTED EARNINGS PER SHARE	$0.38	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,916	$25,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,335	30,518
Amortization of debt issuance costs and other non-cash interest	1,008	878
Deferred income taxes	12,933	5,401
Non-cash revenue and other income	(97)	(97)
Non-cash equity compensation	6,515	6,537
Other expenses and non-cash items	327	2,453
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(32,031)	2,183
Accounts payable, accrued expenses and other liabilities	(46,136)	(28,502)
Net cash provided by operating activities	13,770	44,484
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(4,526)	(1,069)
Expenditures for other capital improvements	(18,743)	(25,060)
Net proceeds from sale of assets	7	17
Other investing activities	473	1,130
Net cash used in investing activities	(22,789)	(24,982)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	310,000	10,000
Scheduled principal repayments	(3,855)	(2,951)
Principal repayments of credit facility	(130,000)	(10,000)
Payment of debt defeasance, issuance and other refinancing and related costs	(18)	(15)
Payment of lease obligations for financing leases	(158)	(155)
Purchase and retirement of common stock	(55,069)	(50,567)
Net cash provided by (used in) financing activities	120,900	(53,688)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	111,881	(34,186)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	112,446	122,110
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$224,327	$87,924
NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of right of use assets and lease liabilities	$57	$116,881
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $0.6 million in 2026)	$7,473	$4,335
Income taxes refunded	$(451)	$(97)

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2025	100,051	$1,001	$1,527,724	$(123,476)	$1,405,249
Net income	—	—	—	37,916	37,916
Retirement of common stock	(2,899)	(29)	(54,041)	—	(54,070)
Restricted stock compensation, net of forfeitures	—	—	6,515	—	6,515
Restricted stock grants	1,735	17	(17)	—	—
Balance as of March 31, 2026	98,887	$989	$1,480,181	$(85,560)	$1,395,610

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

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2026

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States ("U.S."). Through three segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that serve the public good through corrections and detention management, a network of residential reentry centers to help address America's recidivism crisis, and government real estate solutions. As of March 31, 2026, through its CoreCivic Safety segment, the Company operated 44 correctional and detention facilities, 40 of which the Company owned or controlled via a long-term lease, with a total design capacity of approximately 68,000 beds. Through its CoreCivic Community segment, the Company operated 20 residential reentry centers, which it owned or controlled via a long-term lease, with a total design capacity of approximately 4,000 beds. In addition, through its CoreCivic Properties segment, the Company owned five properties, with a total design capacity of approximately 8,000 beds.

In addition to providing fundamental residential services, CoreCivic's correctional, detention, and reentry facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to help reduce recidivism and to prepare individuals in the Company's care for their successful reentry into society upon their release. CoreCivic also provides or makes available to individuals in its care certain health care (including medical, dental, and mental health services), food services, and work and recreational programs.

2.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. Reference is made to the audited financial statements of CoreCivic included in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the "SEC") on February 20, 2026 (the "2025 Form 10-K") with respect to certain significant accounting and financial reporting policies as well as other pertinent information of the Company.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the disclosure requirements prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only the Company's disclosures and not its financial condition and results of operations, the Company is currently evaluating the effects of ASU 2024-03 upon adoption on our financial statements.

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06") that clarifies and modernizes the accounting and disclosure requirements for costs related to internal-use software outlined in Accounting Standards Codification ("ASC") 350-40, "Intangibles – Goodwill and Other – Internal-Use Software". Among other amendments, ASU 2025-06 removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027 and may be applied using a prospective, retrospective or modified transition approach. The Company is currently evaluating when it will adopt ASU 2025-06 and does not expect the adoption to have a material effect on the Company's results of operations or financial position.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC applicable to financial statements beginning January 1, 2026 or later did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Restricted Cash

Restricted cash at March 31, 2026 and December 31, 2025 included deposit accounts that are restricted in use totaling $14.6 million and $14.5 million, respectively, and related primarily to the Lansing Correctional Facility to ensure the timely payment of certain operating expenses, capital expenditures and debt service, as further discussed in Note 4. The restricted cash accounts are required under the terms of the indebtedness securing such property. Restricted cash also includes inmate trust funds used for commissary transactions pursuant to customer contracts. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$209,686	$97,929
Restricted cash	14,641	14,517
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$224,327	$112,446

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At March 31, 2026 and December 31, 2025, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$(1,406,452)	$(1,417,045)	$(1,230,307)	$(1,245,724)

3.
REAL ESTATE TRANSACTIONS

Assets Held For Sale and Dispositions

During the third quarter of 2025, the Company and Boulder County, Colorado entered into a short-term extension through January 2026 of the contract at the Company's Longmont Community Treatment Center in Longmont, Colorado, a facility in the Company's Community segment. Upon expiration of the contract, Boulder County transferred the residential population to a new sentencing facility it constructed. The Company has engaged a broker and is committed to a process to sell the Longmont facility resulting in the need to test the facility for impairment. As a result, an impairment charge of $1.5 million was recognized during the third quarter of 2025 to reduce the net book value of the facility to its estimated fair value, less cost to sell based on a comparable market analysis. The Longmont Facility was classified as held for sale as of March 31, 2026 and December 31, 2025.

During the full year 2025, CoreCivic completed the sales of two facilities, one of which was reported in CoreCivic's Community segment, and the second, an idled non-core facility in Live Oak, California, was reported in CoreCivic's Safety segment. The sales of these two assets generated aggregate net sales proceeds of $4.9 million, resulting in an aggregate net gain on sale of $1.0 million after transaction costs.

Idle Facilities

As of March 31, 2026, CoreCivic had five idle correctional facilities that are operated with a core staffing complement to remain currently available and are being actively marketed as solutions to meet the correctional or detention needs of potential customers. The following table summarizes each of the idled facilities and their respective design capacities and net carrying values, excluding equipment and other assets that could generally be transferred and used at other CoreCivic facilities without significant cost (dollars in thousands):

		Net Carrying Values
	Design	March 31,	December 31,
Facility	Capacity	2026	2025
Prairie Correctional Facility	1,600	$22,557	$21,590
Huerfano County Correctional Center	752	13,321	13,546
Marion Adjustment Center	826	9,465	9,575
Kit Carson Correctional Center	1,488	47,460	47,398
North Fork Correctional Facility	2,400	56,989	57,636
	7,066	$149,792	$149,745

CoreCivic incurred aggregate operating expenses at these idled facilities of approximately $2.4 million and $2.3 million during the period they were idle for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company estimated undiscounted cash flows for each facility with an impairment indicator and concluded that, other than the impairment of the Longmont Community Treatment Center previously mentioned, no impairments had occurred. The Company's estimated undiscounted cash flows reflected the Company’s most recent expectations around potential utilization and/or sale of the facilities and projected cash flows based on historical cash flows, cash flows of comparable facilities, and recent contract negotiations for utilization, as applicable.

4.
BUSINESS COMBINATIONS

On July 1, 2025, the acquisition date, CoreCivic acquired the Farmville Detention Center, a 736-bed facility located in Farmville, Virginia. The Farmville Detention Center provides transportation, care, and civil detention services for adult male non-citizens through an intergovernmental service agreement ("IGSA") with U.S. Immigration and Customs Enforcement ("ICE"), which expires in March 2029. The acquisition of the Farmville Detention Center was consummated through the acquisition of 100% of the membership interests in entities that owned and operated the facility. The aggregate purchase price was $71.3 million, including the acquisition of working capital accounts, but excluding transaction-related expenses. The results of operations for this business combination have been included in the Company's consolidated financial statements from the date of the acquisition and are reported in the CoreCivic Safety segment.

The initial accounting for the Farmville acquisition was provisional and subject to adjustment as additional information became available and further analyses were completed, including final settlement of working capital accounts. During the first quarter of 2026, the Company completed the accounting for the Farmville acquisition, including the final settlement of working capital balances, resulting in an adjustment of approximately $0.1 million to certain working capital accounts. No other change in the values ascribed to tangible or intangible assets and liabilities was necessary.

5.
DEBT

Debt outstanding as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Revolving Credit Facility maturing October 2028. Interest payable periodically at variable interest rates. The rate at March 31, 2026 and December 31, 2025 was 7.6% and 7.3%, respectively.	$425,000	$245,000
Initial Term Loan maturing October 2028. Interest payable periodically at variable interest rates. The rate at March 31, 2026 and December 31, 2025 was 6.8%. Unamortized debt issuance costs amounted to $0.8 million and $0.9 million at March 31, 2026 and December 31, 2025, respectively.	110,156	112,500
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $0.6 million and $0.7 million at March 31, 2026 and December 31, 2025, respectively.	238,468	238,468
8.25% Senior Notes maturing April 2029. Unamortized debt issuance costs amounted to $5.2 million and $5.7 million at March 31, 2026 and December 31, 2025, respectively.	500,000	500,000
4.43% Lansing Correctional Facility Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.3 million at March 31, 2026 and December 31, 2025.	132,828	134,339
Total debt	1,406,452	1,230,307
Unamortized debt issuance costs	(8,886)	(9,569)
Current portion of long-term debt	(16,611)	(15,701)
Long-term debt, net	$1,380,955	$1,205,037

Bank Credit Facility. On October 11, 2023, CoreCivic entered into a Fourth Amended and Restated Credit Agreement (referred to herein as the "Bank Credit Facility") in an aggregate principal amount of $400.0 million, consisting of a $125.0 million term loan (the "Initial Term Loan") and a revolving credit facility with a borrowing capacity of $275.0 million (the "Revolving Credit Facility"). The Bank Credit Facility has a maturity of October 2028. On December 1, 2025, the Company amended its Bank Credit Facility to, among other things, increase the size of the accordion feature that provides for uncommitted incremental extensions of credit from the greater of $200.0 million or 50% of Consolidated EBITDA for the period of four fiscal quarters most recently ended to the greater of $300.0 million or 50% of Consolidated EBITDA for the period of four fiscal quarters most recently ended, and to exercise the accordion feature by expanding the capacity under its revolving credit facility from $275.0 million to $575.0 million. At CoreCivic's option, interest on outstanding borrowings under the Bank Credit Facility is based on either a base rate plus a margin ranging from 1.75% to 3.5% based upon the Company’s then-current total leverage ratio, or at Term SOFR (as defined in the Bank Credit Facility), which is a forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 2.75% to 4.5% based on the Company’s then-current total leverage ratio. The Revolving Credit Facility includes a $25.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate plus the applicable margin from the Administrative Agent (as defined in the Bank Credit Facility) on same-day notice.

Based on the Company's total leverage ratio, as of March 31, 2026, interest on loans under the Bank Credit Facility, was at a base rate plus a margin of 2.0% or at the Term SOFR plus a margin of 3.0%, and a commitment fee equal to 0.40% of the unfunded balance of the Revolving Credit Facility. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of March 31, 2026, CoreCivic had $425.0 million outstanding under the Revolving Credit Facility. As of March 31, 2026, CoreCivic had $18.7 million in letters of credit outstanding resulting in $131.3 million available under the Revolving Credit Facility. The Initial Term Loan, which had an outstanding principal balance of $110.2 million as of March 31, 2026, requires scheduled quarterly principal payments through October 2028, and is pre-payable without penalty.

The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00, a secured leverage ratio of not more than 2.50 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. As of March 31, 2026, CoreCivic was in compliance with all such covenants. The Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.25 to 1.00 or (b) the Company incurs certain debt above a specified threshold, each known as a "springing lien" event, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements, and in each case subject to customary carveouts. The Bank Credit Facility is subject to cross-default provisions with respect to the terms of certain of CoreCivic's other material indebtedness and is subject to acceleration upon the occurrence of a change of control.

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

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Bank Credit Facility, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Bank Credit Facility. As of March 31, 2026, the outstanding balance of the Kansas Notes was $132.8 million.

Debt Maturities. Scheduled principal payments as of March 31, 2026 for the remainder of 2026, the next five years, and thereafter were as follows (in thousands):

2026 (remainder)	11,846
2027	257,823
2028	522,995
2029	507,985
2030	8,073
2031	8,197
Thereafter	89,533
Total debt	$1,406,452

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

Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. During the first quarter of 2026, the Company repurchased 2.3 million shares of its common stock at a total cost of $44.7 million, or $19.08 per share, excluding costs associated with the share repurchase program. As of March 31, 2026, the Company had repurchased a total of 28.1 million common shares at an aggregate cost of approximately $444.2 million, or $15.82 per share, and had approximately $255.8 million of repurchase authorization available under the share repurchase program.

Restricted Stock Units

During the three months ended March 31, 2026, CoreCivic issued approximately 1.3 million restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $24.9 million including 1.2 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense. During the full year 2025, CoreCivic issued approximately 1.2 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $23.9 million, including 1.1 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

CoreCivic has established performance-based vesting conditions on a portion of the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria. The RSUs awarded to officers and executive officers in 2024, 2025 and 2026 consist of a combination of awards with performance-based conditions and time-based conditions. Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2024, 2025, and 2026 for the 2024 awards, December 31, 2025, 2026, and 2027 for the 2025 awards, and December 31, 2026, 2027, and 2028 for the 2026 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group. Because the performance criteria for the fiscal years ending December 31, 2027 and 2028 have not yet been established, the values of the third RSU increment of the 2025 awards and of the second and third increments of the 2026 awards for financial reporting purposes will not be determined until such criteria are established. Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award. As of March 31, 2026, approximately 2.4 million RSUs remained outstanding and subject to vesting.

During the three months ended March 31, 2026, CoreCivic expensed $6.5 million, net of forfeitures, relating to RSUs ($0.3 million of which was recorded in operating expenses and $6.2 million of which was recorded in general and administrative expenses). During the three months ended March 31, 2025, CoreCivic expensed $6.5 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $6.1 million of which was recorded in general and administrative expenses).

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2026	2025
NUMERATOR
Basic:
Net income	$37,916	$25,113
Diluted:
Net income	$37,916	$25,113
DENOMINATOR
Basic:
Weighted average common shares outstanding	98,720	109,489
Diluted:
Weighted average common shares outstanding	98,720	109,489
Effect of dilutive securities:
Restricted stock-based awards	606	969
Weighted average shares and assumed conversions	99,326	110,458
BASIC EARNINGS PER SHARE	$0.38	$0.23
DILUTED EARNINGS PER SHARE	$0.38	$0.23

8.
COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The nature of CoreCivic's business results in claims and litigation alleging that it is liable for damages arising from the conduct of its employees, individuals in its care, or others. The nature of such claims includes, but is not limited to, claims arising from the misconduct of an employee or individual in the Company's care, medical malpractice, employment matters, property loss, contractual claims, including claims regarding compliance with contract performance requirements, and personal injury or other damages resulting from contact with CoreCivic's facilities, personnel or individuals in the Company's care, including damages arising from the escape of an individual in CoreCivic's care or from a disturbance at a facility. CoreCivic maintains insurance to cover many of these claims, which may mitigate the risk that any single claim would have a material effect on CoreCivic's consolidated financial position, results of operations, or cash flows, provided the claim is one for which coverage is available. The combination of self-insured retentions and deductible amounts means that, in the aggregate, CoreCivic is subject to self-insurance risk.

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

California City Detention Facility Litigation. Effective April 1, 2025, CoreCivic entered into a letter agreement with ICE to begin activation efforts at the California City Detention Facility in California City, California. In August 2025, the California City facility began receiving detainees. On September 29, 2025, CoreCivic announced that it entered into a new two-year contract with ICE effective September 1, 2025. As of March 31, 2026, the Company cared for 1,817 individuals at this facility.

On November 12, 2025, a putative class action case was filed by seven ICE detainees against ICE, seeking injunctive relief related to operation of the California City facility. The case was filed by attorneys affiliated with three non-governmental organizations. The Company is not currently a party to the lawsuit, but moved to intervene to seek appeal of the class certification order. The injunctive relief sought by Plaintiffs could impact operation of the California City facility. On February 6, 2026, the Northern District of California Court provisionally granted class certification for at least 120 days, and ordered ICE to ensure access to medical care, disability accommodations, and recreation opportunities to detainees housed at the California City facility. On March 30, 2026, the case was transferred to the Eastern District of California. If Plaintiffs continue to pursue injunctive relief and the Court orders such relief as requested, such relief could negatively impact the financial performance of the facility.

Inmate Litigation Matter. On April 24, 2025, a jury returned a verdict in favor of a plaintiff against CoreCivic in the amount of $27.8 million, which is substantially covered by the Company's insurance. The plaintiff was an inmate at the Crossroads Correctional Center in Shelby, Montana, in 2018 when he was assaulted by another inmate. The jury determined that the plaintiff proved that the Company violated his civil rights by not adequately protecting him from the inmate-on-inmate assault. The Company appealed this decision to the Ninth Circuit Court of Appeals. While the case was on appeal, in January 2026, the parties settled this matter, with payments completed in the first quarter of 2026. The settlement did not have a material effect on the Company's results of operations or financial position.

U.S. Department of Justice Investigation

In August 2024, the state of Tennessee was notified by letter that the Department of Justice was commencing an investigation under the Civil Rights of Institutionalized Persons Act of conditions in the Company-owned and operated Trousdale Turner Correctional Center, which the Company manages on behalf of the Tennessee Department of Corrections. The Company is cooperating with the investigation.

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

Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CoreCivic's past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. CoreCivic recorded an income tax expense of $14.4 million and $7.0 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s net income tax rate varied from its statutory tax rate primarily due to a $0.3 million and $2.5 million tax benefit for stock-based compensation vesting recognized during the three months ended March 31, 2026 and 2025, respectively.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of March 31, 2026 and December 31, 2025. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

10.
SEGMENT REPORTING

The President and Chief Executive Officer of the Company is identified as the Chief Operating Decision Maker ("CODM") as defined by ASU 2023-07, "Improvements to Reportable Segment Disclosures (Topic 280)". The CODM routinely reviews segment net operating income compared to budget and prior periods to assess performance and allocate resources within reportable segments. As of March 31, 2026, CoreCivic operated 44 correctional and detention facilities, 40 of which the Company owned or controlled via a long-term lease. In addition, CoreCivic operated 20 residential reentry centers, which it owned or controlled via a long-term lease, and owned five properties held for lease to government agencies. All revenues are attributed to CoreCivic's operations and long-lived assets located in the U.S. Management views CoreCivic's operating results in three operating segments, CoreCivic Safety, CoreCivic Community, and CoreCivic Properties, each of which is a reportable segment. CoreCivic Safety includes the operating results of those correctional and detention facilities placed into service that were owned or controlled via a long-term lease and managed by CoreCivic, as well as those correctional and detention facilities owned by a third party and managed by CoreCivic. CoreCivic Safety also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies. CoreCivic Community includes the operating results of those residential reentry centers placed into service that were owned or controlled via a long-term lease and managed by CoreCivic. CoreCivic Community also includes the operating results of the Company's electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties held for lease to government agencies. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines facility net operating income as a facility's revenues less operating expenses.

The revenue and facility net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Safety	$577,947	$454,184
Community	32,080	29,708
Properties	4,702	4,642
Total segment revenue	614,729	488,534
Operating expenses:(1)
Safety	441,255	347,983
Community	24,124	23,613
Properties	2,319	3,123
Total segment operating expenses	467,698	374,719
Facility net operating income:
Safety	136,692	106,201
Community	7,956	6,095
Properties	2,383	1,519
Total facility net operating income	147,031	113,815
Other revenue (expense):
Other revenue	—	93
Other operating expense	(21)	(18)
General and administrative	(43,676)	(36,016)
Depreciation and amortization	(33,335)	(30,518)
Interest expense, net	(17,681)	(15,231)
Other expense	(8)	(35)
Income before income taxes	$52,310	$32,090

(1) Salaries and benefits expense is the only significant reportable segment expense regularly reviewed by the CODM for both the Safety and Community segments and represents the majority of segment-level operating expenses given that substantial staff are required to operate the facilities and is the primary factor that drives operating expenses and profitability. Conversely, the Properties segment does not have a significant segment expense given the fact that those properties are operated by government agencies. The following table summarizes the significant segment expense, along with other segment operating expenses to reconcile to total segment operating expenses for both the Safety and Community segments for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Safety:
Salaries and benefits	$280,829	$220,651
Other segment operating expenses (1)	160,426	127,332
Safety operating expenses	441,255	347,983
Community:
Salaries and benefits	13,317	13,204
Other segment operating expenses (1)	10,807	10,409
Community operating expenses	$24,124	$23,613

(1) Other segment operating expenses for each reportable segment include, but are not limited to, utilities, property taxes, repairs and maintenance, food, medical, travel, vocational and educational programming, personal care and other resident supplies.

The following table summarizes capital expenditures including accrued amounts for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Capital expenditures:
Safety	$17,754	$20,030
Community	858	1,014
Properties	135	311
Corporate and other	1,943	3,174
Total capital expenditures	$20,690	$24,529

The total assets are as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Safety	$2,586,260	$2,556,748
Community	203,507	203,210
Properties	298,899	301,888
Corporate and other	279,329	194,897
Total assets	$3,367,995	$3,256,743

11.
SUBSEQUENT EVENTS

Business Combination. Subsequent to quarter end, on April 1, 2026, the Company acquired Clinical Solutions Pharmacy ("CSP"), one of the largest providers of mail order pharmacy services to correctional facilities in the United States, serving over 600 correctional facilities, including CoreCivic, across 28 states. The acquisition was consummated through the acquisition of 100% of the ownership interests of CS Solutions Intermediate Holdings, LLC. The initial purchase price of approximately $148.0 million, excluding transaction-related expenses which totaled $2.4 million during the first quarter of 2026, was funded with cash on hand and borrowings under the Revolving Credit Facility. The acquisition also includes an earn-out, which could increase the purchase price if CSP achieves specified financial targets in 2026. This contingent consideration will be estimated at fair value in the second quarter of 2026 and measured at fair value each reporting period until settled in cash. The results of operations for this business combination will be included in the Company's consolidated financial statements from the date of the acquisition on April 1, 2026. The initial accounting of the purchase price for the CSP acquisition is provisional and subject to adjustment as additional information becomes available and further analyses are completed, including the determination of the contingent consideration and the final settlement of working capital accounts.

Incremental Term Loan. On April 10, 2026, the Company amended its Bank Credit Facility to, among other things, obtain an Incremental Term Loan in the amount of $100.0 million from existing lenders under the Bank Credit Facility. The Company used the net proceeds from the Incremental Term Loan to pay down a portion of the amounts outstanding under the Revolving Credit Facility and for working capital and general corporate purposes. The Incremental Term Loan matures April 9, 2027, and bears interest at an applicable margin that is 0.25% in excess of the applicable margin in effect for the Initial Term Loan and Revolving Credit Facility, which floats based upon the Company's consolidated total leverage ratio. The Incremental Term Loan is prepayable without penalty.

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
•
government budget uncertainty, the impact of debt ceilings and government shutdowns, including partial shutdowns, and changing budget priorities;
•
our ability to successfully identify and consummate future development and acquisition opportunities, integrate their operations, and realize projected returns resulting therefrom; and
•
the availability of debt and equity financing on terms that are favorable to us, or at all.

Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. Our statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties, and assumptions described in our Annual Report on Form 10-K for the year ended December 31, 2025 (including those risks and uncertainties described under Part I, Item 1A. Risk Factors) filed with the Securities and Exchange Commission, or the SEC, on February 20, 2026, or the 2025 Form 10-K, and in other reports, documents, and other information we file with the SEC from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We undertake no obligation to publicly update or revise any forward-looking statements made in this Quarterly Report, except as may be required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.

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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States. As of March 31, 2026, through our CoreCivic Safety segment, we operated 44 correctional and detention facilities, 40 of which we owned or controlled via a long-term lease, with a total design capacity of approximately 68,000 beds. Through our CoreCivic Community segment, we operated 20 residential reentry centers, which we owned or controlled via a long-term lease, with a total design capacity of approximately 4,000 beds. In addition, through our CoreCivic Properties segment, we owned five properties, with a total design capacity of approximately 8,000 beds.

In addition to providing fundamental residential services, our correctional, detention, and residential reentry facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to help reduce recidivism and to prepare individuals in our care for their successful reentry into society upon their release. We also provide or make available to individuals in our care certain health care (including medical, dental, and mental health services), food services, and work and recreational programs. On April 1, 2026, we acquired Clinical Solutions Pharmacy, or CSP, in an all-cash transaction. CSP is one of the largest providers of mail order pharmacy services to correctional facilities in the United States, servicing over 600 correctional facilities, including CoreCivic, across 28 states. We expect the acquisition of CSP to diversify our cash flows in a complementary business and a growing market.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, or OBBBA. OBBBA appropriates a total of $75 billion in mandatory funding to ICE for immigration enforcement activities and to increase detention capacity. Specifically, OBBBA appropriates $45 billion for single adult alien detention capacity and family residential center capacity. This funding is a significant increase in funding historically provided to ICE for border security and immigration detention. The funding will remain available through September 30, 2029, and is in addition to base annual appropriations during that time period. The additional funding is also being used by the Department of Homeland Security, or DHS, to hire nearly 10,000 new ICE officers to implement the immigration enforcement initiatives.

Given the legislative and executive actions mentioned above, among others, we believe the short-term growth opportunities of our business are particularly attractive as federal government agencies consider their emergent needs. During 2025, ICE began to utilize additional bed capacity in our portfolio at facilities with existing contracts, we signed new contracts to activate five previously idled facilities, and we have been in discussion with ICE to activate additional idle facilities. The number of people we care for under contracts with ICE has increased by approximately 4,500 individuals, or 44.7%, from the beginning of 2025 through March 31, 2026. As of March 31, 2026, we had five idle correctional facilities containing approximately 7,000 beds that are operated with a core staffing complement to remain currently available and that are being actively marketed as solutions to the correctional or detention needs of potential customers.

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

Effective March 7, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas. The letter agreement authorized initial funding up to $5.0 million with maximum funding up to $22.6 million for a six-month period while we worked to negotiate and execute a longer-term contract. On September 29, 2025, we announced that we entered into a new contract with ICE effective September 7, 2025. The City of Leavenworth filed a lawsuit alleging that a Special Use Permit, or SUP, was required to activate the facility, which resulted in a delay in the intake process. In December 2025, we filed an application for the SUP, and subsequently obtained approval for the SUP on March 11, 2026. We began accepting detainees at the Midwest facility on March 12, 2026. The new agreement, which expires September 6, 2027, provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations. As of March 31, 2026, we cared for 94 individuals at the facility.

On April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 2,560-bed California City Detention Facility, or the California City Facility. The letter agreement authorized initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while we worked to negotiate and execute a long-term contract. We began receiving ICE detainees at our California City Facility during August 2025, under terms of the letter agreement. On September 29, 2025, we announced that we entered into a new two-year contract with ICE effective September 1, 2025. As of March 31, 2026, we cared for 1,817 individuals at the facility. On November 12, 2025, a putative class action case was filed by seven ICE detainees against ICE, seeking injunctive relief related to operation of the facility. The case was filed by attorneys affiliated with three non-governmental organizations. We are not currently a party to the lawsuit, but moved to intervene to seek appeal of the class certification order. The injunctive relief sought by Plaintiffs could impact operation of the California City Facility. On February 6, 2026, the Northern District of California Court provisionally granted class certification for at least 120 days, and ordered ICE to ensure access to medical care, disability accommodations, and recreation opportunities to detainees housed at the California City Facility. On March 30, 2026, the case was transferred to the Eastern District of California. If Plaintiffs continue to pursue injunctive relief and the Court orders such relief as requested, such relief could negatively impact the financial performance of the facility. See Note 8 of the Notes to the Consolidated Financial Statements contained in this Quarterly Report for further discussion of the pending litigation.

On August 14, 2025, we announced that we had been awarded a new contract through an IGSA with ICE to resume operations at our previously idled 600-bed West Tennessee Detention Facility in Mason, Tennessee. The West Tennessee facility had been idle since September 2021. The IGSA expires in August 2030 and may be further extended through bilateral modification. We began receiving ICE detainees at the West Tennessee facility during September 2025, and as of March 31, 2026, we cared for 385 individuals at the facility.

On October 1, 2025, we announced that we had been awarded a new contract through an IGSA between the Oklahoma Department of Corrections and ICE to resume operations at our previously idled 2,160-bed Diamondback Correctional Facility in Watonga, Oklahoma. The Diamondback facility had been idle since 2010. The new contract commenced on September 30, 2025, expires in September 2029, and may be further extended through bilateral modification. We began receiving detainees in December 2025, and as of March 31, 2026, we cared for 735 individuals at the facility.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements in this Quarterly Report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available which, by their nature, are subject to an inherent degree of uncertainty. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from our estimates. A summary of our significant accounting policies is described in our 2025 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those related to idle facilities and asset impairments, self-funded insurance reserves, and legal reserves. For a discussion of our critical accounting policies and estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" presented in our 2025 Form 10-K. There were no newly identified critical accounting policies during the first three months of 2026, nor were there any material changes to the critical accounting policies and estimates discussed in our 2025 Form 10-K.

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

	Effective	CoreCivic
	Date	Safety	Community	Properties	Total
Facilities as of December 31, 2024		42	21	6	69
Resumption of operations at the Dilley Facility	March 2025	1	—	—	1
Transition of the California City Facility to the Safety segment upon activation of a contract with ICE	April 2025	1	—	(1)	—
Acquisition of the Farmville Detention Center in Farmville, Virginia	July 2025	1	—	—	1
Sale of an idled residential reentry center in Colorado	September 2025	—	(1)	—	(1)
Sale of an idled non-core facility in California	December 2025	(1)	—	—	(1)
Facilities as of December 31, 2025 and March 31, 2026		44	20	5	69

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Net income was $37.9 million, or $0.38 per diluted share, for the three months ended March 31, 2026, compared with net income of $25.1 million, or $0.23 per diluted share, for the three months ended March 31, 2025. Financial results for the three months ended March 31, 2026 reflect $2.4 million of expenses associated with mergers and acquisitions, as further described hereinafter. For the three months ended March 31, 2026, the income tax expense reflects a net benefit of $0.7 million associated with this special item.

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

For the three months ended March 31, 2026 and 2025, our total segment net operating income, which we define as facility revenue (including interest income associated with finance leases) less operating expenses, was divided among our three business segments as follows:

	For the Three Months Ended March 31,
	2026	2025
Segment:
Safety	91.7%	91.7%
Community	5.4%	5.2%
Properties	2.9%	3.1%

Facility Operations

A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one individual in our care for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an individual in our care. We believe the measurement is useful because we are compensated for operating and managing facilities at a per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which are largely dependent upon the number of individuals in our care we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and residential reentry facilities placed into service that we owned or managed, exclusive of those held for lease, and for TransCor were as follows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Revenue per compensated man-day	$116.53	$102.71
Operating expenses per compensated man-day:
Fixed expense	64.83	57.63
Variable expense	23.72	20.84
Total	88.55	78.47
Operating income per compensated man-day	$27.98	$24.24
Operating margin	24.0%	23.6%
Average compensated occupancy	79.6%	77.0%
Average available beds	71,884	66,776
Average compensated population	57,243	51,429

Revenue

Total revenue consists of management revenue we generate through CoreCivic Safety and CoreCivic Community in the operation of correctional, detention, and residential reentry facilities, as well as the revenue we generate from TransCor and our electronic monitoring and case management services. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue for the three months ended March 31, 2026 and 2025 (in millions):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Management revenue:
Federal	$358.1	$241.3	$116.8	48.4%
State	205.7	198.6	7.1	3.6%
Local	10.1	12.2	(2.1)	(17.2%)
Other	36.1	31.8	4.3	13.5%
Total management revenue	610.0	483.9	126.1	26.1%
Lease revenue	4.7	4.6	0.1	2.2%
Other revenue	—	0.1	(0.1)	(100.0%)
Total revenue	$614.7	$488.6	$126.1	25.8%

The $126.1 million, or 26.1%, increase in total management revenue for the three months ended March 31, 2026 as compared with the same period in 2025 was primarily a result of an increase in revenue of $71.2 million driven primarily by an increase of 13.5% in average revenue per compensated man-day. The increase in average revenue per compensated man-day primarily resulted from the effect of per diem increases at many of our facilities, along with a change in business mix. The increase in total management revenue was also a result of an increase in revenue of $53.7 million driven by an increase in average daily compensated population from 2025 to 2026.

Average daily compensated population increased 5,814, or 11.3%, to 57,243 during the three months ended March 31, 2026 compared to 51,429 during the three months ended March 31, 2025. The increase in average daily compensated population was primarily a result of an increase in occupancy largely due to higher ICE populations, including from new contracts to reactivate the Dilley Facility, our California City Facility, our West Tennessee facility, and our Diamondback Correctional Facility. These four facilities accounted for an increase in average daily compensated population of 4,798 during the three months ended March 31, 2026 compared with the same period in 2025. We currently expect average daily compensated populations to continue to increase in 2026 as a result of these new contracts. In addition, our acquisition of the Farmville Detention Center effective July 1, 2025 also contributed to the increase in average daily compensated population. At March 31, 2026, we cared for 580 individuals at the Farmville facility. Average daily compensated occupancy in our Safety and Community segments was 79.6% and 77.0% during the three months ended March 31, 2026 and 2025, respectively. This increase in average daily compensated occupancy occurred despite an increase in average available beds due to the activation and transfer of our 2,560-bed California City Facility from the Properties segment to the Safety segment effective April 1, 2025. We began receiving ICE detainees at our California City Facility during August 2025 and, as of March 31, 2026, we cared for 1,817 individuals at the facility.

The solutions we provide to our federal customers, including primarily ICE and the U.S Marshals Service, or USMS, continue to be a significant component of our business. The federal customers in our Safety and Community segments generated approximately 58% and 49% of our total revenue for the three months ended March 31, 2026 and 2025, respectively, increasing $116.8 million, or 48.4%, during the three months ended March 31, 2026 as compared with the same period in 2025. The increase in federal revenue was primarily a result of increased occupancy at certain facilities, particularly those where we have contracts with ICE, and per diem increases.

As previously described, several executive and legislative actions have gone into effect since the inauguration of President Trump on January 20, 2025 that have resulted in an increase in the number of people detained by ICE, including in our detention facilities where we have existing contracts.

In addition, as previously mentioned, demand from ICE has resulted in the activation of five previously idled facilities. The following table presents the estimated total annual revenue from each of these facilities:

		Estimated
	Design	Annual Revenue
Facility	Capacity	(in thousands)
Dilley Immigration Processing Center	2,400	$180,000
West Tennessee Detention Facility	600	30,000
Midwest Regional Reception Center	1,033	60,000
California City Immigration Processing Center	2,560	130,000
Diamondback Correctional Facility	2,160	100,000
	8,753	$500,000

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $7.1 million, or 3.6%, during the three months ended March 31, 2026 as compared with the same period in 2025. State revenues increased primarily as a result of per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. State revenues also increased due to increases in average daily populations at certain of our facilities.

Operating Expenses

Operating expenses totaled $467.7 million and $374.7 million for the three months ended March 31, 2026 and 2025, respectively. Operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and residential reentry facilities, as well as those expenses incurred in the operations of TransCor and our electronic monitoring and case management services. Operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators.

Operating expenses incurred by CoreCivic Safety and CoreCivic Community in connection with the operation and management of our correctional, detention, and residential reentry facilities, as well as those incurred in the operations of TransCor and our electronic monitoring and case management services, increased $93.8 million, or 25.2%, during the three months ended March 31, 2026 when compared with the same period in 2025. Operating expenses increased primarily as a result of wage increases across our portfolio. Throughout 2025, we achieved higher staffing levels and we continue to see improvement in our attraction and retention of facility staff in the current labor market. In addition, wages and other operating expenses have increased as a result of an increase in our overall staffing levels in response to the increasing demand from the federal government for capacity at our correctional and detention facilities, particularly from ICE, due to changes in immigration policies under the current presidential administration. The increase in operating expenses includes start-up related expenses at our Midwest Regional Reception Center during the first quarter of 2026, when we officially activated the facility and began accepting residential populations from ICE following receipt of an SUP during the quarter. These activation-related expenses are expected to continue into the second quarter of 2026. The increase in operating expenses from the prior year period was also due to an increase in transportation services expense, which corresponds with the increased populations at certain of our facilities, as well as an overall increase in transportation needs from ICE. In addition, operating expenses increased during the three months ended March 31, 2026 when compared to the same period in the prior year as a result of the acquisition of the Farmville Detention Center on July 1, 2025.

The increase in operating expenses during the three months ended March 31, 2026 when compared with the same period in the prior year was partially offset by $5.6 million of employee retention credits, or ERCs, recognized during the first quarter of 2026. We recognized $2.8 million of ERCs during the first quarter of 2025. The ERCs were made available to eligible businesses that had employees and were affected during the COVID-19 pandemic under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and was extended through June 30, 2021. The CARES Act, among other things, incentivized companies to retain employees through an ERC, which compensates employers for wages of employees that were retained and could not perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions.

Total expenses per compensated man-day increased to $88.55 during the three months ended March 31, 2026 from $78.47 during the three months ended March 31, 2025. Expenses per compensated man-day increased as a result of start-up expenses at our California City Facility, our Midwest Regional Reception Center, our West Tennessee Detention Facility, and our Diamondback Correctional Facility, as we had not yet reached stabilized occupancy at these facilities. The increase in total expenses per compensated man-day includes the effect of the termination of the funding of the IGSA associated with the Dilley Facility effective August 9, 2024. The IGSA was subsequently amended and operations resumed at the Dilley Facility in March 2025. These incremental operating expenses were partially offset by the ERCs, as previously mentioned.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business. Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 63% of our total operating expenses during the three months ended March 31, 2026 and 2025. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in certain circumstances, cancel our contracts. We have also been subjected to revenue deductions for staff vacancies as a result of the labor shortages, which are reflected as reductions to other management revenue. Estimating revenue deduction amounts due to staff vacancies can be complex and subject to management judgment and estimations. Some of our government partners have granted waivers for revenue deductions for staff vacancies in recognition of the unique and challenging labor market, while others have discretionarily adjusted such deductions based on our extraordinary costs, efforts and incentive programs implemented to attract and retain staff.

Variable expenses per compensated man-day increased to $23.72 during the three months ended March 31, 2026, from $20.84 during the same period in the prior year, an increase of 13.8%. The increase in variable expenses per compensated man-day was primarily due to the start-up expenses at four previously idle facilities and the resumption of operations at our Dilley Facility on March 5, 2025, combined with the effect of an elevated inflation rate applicable to our variable expenses. In addition, variable expenses per compensated man-day increased due to an increase in transportation services expense, which corresponds with the increased populations at certain of our facilities, as well as an overall increase in transportation needs from ICE.

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

During 2024, ICE issued a request for proposal, or RFP, for up to 600 beds in New Jersey. We have offered the 300-bed Elizabeth Detention Center under this RFP. Our management contract at the Elizabeth Detention Center has continued under numerous short-term extensions, including most recently through May 31, 2026. We continue to discuss the terms of a long-term contract with ICE, but can provide no assurance that we will be awarded a new contract, or that ICE will continue to sign extensions. Further, we lease the Elizabeth facility from a third party under a lease agreement scheduled to expire on June 30, 2027. We can provide no assurance that we will be able to extend the lease, which could result in the termination of our contract with ICE. We generated total revenue of $5.6 million and $22.6 million at this facility during the three months ended March 31, 2026 and the twelve months ended December 31, 2025, respectively. At March 31, 2026, we cared for 268 detainees at this facility under terms of the most recently extended contract.

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

CoreCivic Safety

CoreCivic Safety includes the operating results of the correctional and detention facilities that we operated during each period. Total revenue generated by CoreCivic Safety increased $123.8 million, or 27.2%, from $454.2 million during the three months ended March 31, 2025 to $577.9 million during the three months ended March 31, 2026. CoreCivic Safety's facility net operating income increased $30.5 million, or 28.7%, from $106.2 million during the three months ended March 31, 2025 to $136.7 million during the three months ended March 31, 2026. During the three months ended March 31, 2026 and 2025, CoreCivic Safety generated 91.7% of our total segment net operating income.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Safety's correctional and detention facilities placed into service that we own and manage and for the facilities we manage but do not own, inclusive of the transportation services provided by TransCor:

	For the Three Months Ended March 31,
	2026	2025
CoreCivic Safety Facilities:
Revenue per compensated man-day	$118.18	$103.72
Operating expenses per compensated man-day:
Fixed expense	65.83	58.19
Variable expense	24.39	21.27
Total	90.22	79.46
Operating income per compensated man-day	$27.96	$24.26
Operating margin	23.7%	23.4%
Average compensated occupancy	80.2%	77.7%
Average available beds	67,785	62,617
Average compensated population	54,339	48,655

Operating margins in the CoreCivic Safety segment were positively impacted during the three months ended March 31, 2026 by the activations of our previously idled 2,560-bed California City facility, our 600-bed West Tennessee facility, and our 2,160-bed Diamondback facility. While these three facilities continue to be in various stages of activation, they generated operating income of $10.9 million during the three months ended March 31, 2026 in the aggregate. We anticipate these facilities will continue to contribute to an increase in operating margins in future quarters as we expect the occupancy at these facilities to continue to increase. Total revenue at these three facilities was $54.9 million during the three months ended March 31, 2026. Operating margins during the three months ended March 31, 2026 were also positively impacted by ERCs received in the Safety segment amounting to $5.5 million, compared with $2.7 million received during the same period in the prior year. The increase in operating margins in the CoreCivic Safety segment were partially offset by start-up related expenses at our Midwest Regional Reception Center during the first quarter of 2026, when we officially activated the facility and began accepting residential populations from ICE following receipt of an SUP during the quarter.

Operating margins were also positively impacted during the first quarter of 2026 relative to the same period of 2025 by the resumption of operations at the Dilley Facility. On March 5, 2025, we announced that we had agreed under an amendment to an IGSA to resume operations and care for up to 2,400 individuals at the Dilley Facility. The amended IGSA provides for a fixed monthly payment in accordance with a graduated schedule during the first six months of the agreement to correlate with the activation of the five neighborhoods within the facility, each designed to accommodate up to 480 individuals. Activation of the Dilley Facility was completed in September 2025. Previously, after nearly ten years of operation, we received notification from ICE on June 10, 2024 of its intent to terminate funding of the IGSA for services at the Dilley Facility effective August 9, 2024. We did not operate the Dilley Facility from August 9, 2024 until the resumption of operations at the facility on March 5, 2025. The operating margin at the Dilley Facility exceeds the average operating margin of our portfolio due to the size and scalability of expenses, and due to the unique design and specialized services provided at the facility. Total revenue at the Dilley Facility increased to $45.9 million during the three months ended March 31, 2026 from $5.5 million during the same period in 2025.

In late January 2026, nationwide ICE detention populations were at a historical high of approximately 70,800 individuals, an increase of approximately 1,000 individuals from the end of the fourth quarter of 2025. However, the government shutdown that centered around DHS funding, a reorganization of DHS leadership, and the subsequent impact to enforcement activities, including redeployment of ICE agents to Transportation Security Administration checkpoints, led to a decrease of approximately 10,500 in detention populations nationwide by early April 2026. ICE populations in our care declined by approximately 3,000 individuals from late January 2026 through late April 2026. While we cannot predict how quickly population growth will resume, we believe the current presidential administration's commitment to border security and deportation remains unchanged. Accordingly, we expect demand from the federal government for correctional and detention facilities in our Safety segment will ultimately increase from its current levels, particularly from ICE, as a result of changes in immigration policy and funding levels of our federal government partners charged with correctional and detention responsibilities. This anticipated increase in demand could result in even higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. The activation of our idle correctional and detention facilities generally requires three to six months to hire, train, and prepare our facilities to accept residential populations, which, depending on the contract structure, could result in substantial expense before we are able to realize additional revenue. However, it is possible that ICE could continue to seek alternative forms of detention capacity, diverting potential utilization away from our facilities. For example, ICE has increased its use of military bases (domestically and at Guantanamo Bay), soft-sided facilities, idled or under-utilized facilities owned and operated by the BOP, facilities owned by state and local government agencies, international options, and has most recently considered using warehouse-based real estate assets for use in ICE detention. Therefore, we can provide no assurance that the federal government will continue to increase the utilization of our available capacity, or that it will not decrease utilization of our capacity.

On August 14, 2025, we announced that we had been awarded a new contract through an IGSA with ICE to resume operations at our previously idled West Tennessee facility in Mason, Tennessee. The West Tennessee facility had been idle since September 2021. The IGSA expires in August 2030 and may be further extended through bilateral modification. The agreement provides for a fixed monthly payment plus an incremental per payment based on detainee populations. We began receiving ICE detainees at the West Tennessee facility during September 2025. Revenue generated at the West Tennessee facility amounted to $8.8 million during the three months ended March 31, 2026.

On December 6, 2022, we received notice from the California Department of Corrections and Rehabilitation, or CDCR, of its intent to terminate the lease agreement for our California City Facility by March 31, 2024, due to the state's declining inmate population. The California City Facility, which was reported at that time in our Properties segment, was idled effective April 1, 2024. Effective April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at the California City Facility. The letter agreement authorized initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while we worked to negotiate and execute a longer-term contract. Because we are now operating the facility rather than leasing it, the California City Facility transitioned from our Properties segment to our Safety segment during the second quarter of 2025. We began receiving ICE detainees at our California City Facility during August 2025 under terms of the letter agreement. On September 29, 2025, we announced that we entered into a new two-year contract with ICE to utilize the California City Facility, effective September 1, 2025. Revenue generated at the California City Facility amounted to $30.9 million during the three months ended March 31, 2026. As of March 31, 2026, we cared for 1,817 individuals at the facility.

Effective March 7, 2025, we entered into a letter agreement with ICE to begin activation efforts at our Midwest Regional Reception Center in Leavenworth, Kansas. The letter agreement authorized initial funding up to $5.0 million with maximum funding up to $22.6 million for a six-month period while we worked to negotiate and execute a long-term contract. On September 29, 2025, we announced that we entered into a new two-year contract with ICE to utilize the Midwest Regional Reception Center, effective September 7, 2025. Although we were successful in hiring staff and preparing the facility to accept detainees, the intake process was delayed by a lawsuit filed by the City of Leavenworth alleging that an SUP is required to operate the facility. In December 2025, following negative court rulings in this matter, we filed an application for the SUP, and subsequently obtained approval for the SUP on March 11, 2026. We began accepting detainees at the Midwest facility on March 12, 2026. The new agreement, which expires September 6, 2027, provides for a nominal fixed payment intended to partially offset start-up expenses through March 31, 2026 and then a fixed monthly payment plus an incremental per diem payment based on detainee populations, both of which commenced upon receiving detainees on March 12, 2026 once the temporary injunction prohibiting the intake of detainees was no longer enforceable. Total revenue generated at the Midwest Regional Reception Center amounted to $6.9 million during the three months ended March 31, 2026. As of March 31, 2026, we cared for 94 individuals at the facility.

On October 1, 2025, we announced that we had been awarded a new contract through an IGSA between the Oklahoma Department of Corrections and ICE to resume operations at our previously idled 2,160-bed Diamondback Correctional Facility in Watonga, Oklahoma. The Diamondback facility had been idle since 2010. The new contract commenced on September 30, 2025, expires in September 2029, and may be further extended through bilateral modification. We began receiving detainees in December 2025, and as of March 31, 2026, we cared for 735 individuals at the facility. The agreement provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations. During the three months ended March 31, 2026, we generated total revenue at this facility of $15.2 million.

On July 1, 2025, we acquired the Farmville Detention Center, a 736-bed facility located in Farmville, Virginia. The acquisition of the Farmville Detention Center was consummated through the acquisition of 100% of the membership interests in entities that owned and operated the facility. The aggregate purchase price was $71.3 million, including the acquisition of working capital accounts, but excluding $1.9 million of transaction-related expenses. The Farmville Detention Center provides transportation, care, and civil detention services for adult male non-citizens through an IGSA with ICE, which expires in March 2029. During the three months ended March 31, 2026, we generated total revenue at this facility of $10.6 million.

CoreCivic Community

CoreCivic Community includes the operating results of the residential reentry centers that we operated during each period, along with the operating results of our electronic monitoring and case management services. Total revenue generated by CoreCivic Community increased $2.4 million, or 8.0%, from $29.7 million during the three months ended March 31, 2025 to $32.1 million during the three months ended March 31, 2026. CoreCivic Community's facility net operating income increased $1.9 million, or 30.5%, from $6.1 million during the three months ended March 31, 2025 to $8.0 million during the three months ended March 31, 2026. During the three months ended March 31, 2026, CoreCivic Community generated 5.4% of our total segment net operating income, compared with 5.2% during the three months ended March 31, 2025.

The following table displays the revenue and expenses per compensated man-day for CoreCivic Community's residential reentry facilities placed into service that we own and manage, but exclusive of the electronic monitoring and case management services given that revenue is not generated on a per compensated man-day basis for these services:

	For the Three Months Ended March 31,
	2026	2025
CoreCivic Community Facilities:
Revenue per compensated man-day	$85.60	$85.02
Operating expenses per compensated man-day:
Fixed expense	45.98	47.74
Variable expense	11.08	13.19
Total	57.06	60.93
Operating income per compensated man-day	$28.54	$24.09
Operating margin	33.3%	28.3%
Average compensated occupancy	70.9%	66.7%
Average available beds	4,099	4,159
Average compensated population	2,904	2,774

Operating margins in our CoreCivic Community segment were positively impacted during the three months ended March 31, 2026 by an increase in average revenue per compensated man-day, which increased from the same period in 2025 primarily as a result of per diem increases at several of our facilities. Operating margins were also positively impacted by an increase in occupancy from the prior year period, as well as ERCs received in the Community segment amounting to $0.1 million during both the three months ended March 31, 2026 and 2025. Because facilities in our Community segment are typically smaller in size than those in our Safety segment, occupancy fluctuations have a larger impact on operating margin per compensated man-day. Accordingly, modest changes in occupancy can have a notable impact in our Community segment.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to government agencies during each period. Total revenue generated by CoreCivic Properties increased $0.1 million, or 1.3%, from $4.6 million during the three months ended March 31, 2025 to $4.7 million during the three months ended March 31, 2026. CoreCivic Properties' facility net operating income increased $0.9 million, or 56.9%, from $1.5 million during the three months ended March 31, 2025 to $2.4 million during the three months ended March 31, 2026. During the three months ended March 31, 2026, CoreCivic Properties generated 2.9% of our total segment net operating income, compared with 3.1% during the three months ended March 31, 2025.

On December 6, 2022, we received notice from the CDCR of its intent to terminate the lease agreement for our 2,560-bed California City Facility by March 31, 2024, due to the state's declining inmate population. The California City Facility was idled effective April 1, 2024. Effective April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at the California City Facility, and on September 29, 2025, we announced that we were awarded a new two-year contract at this facility. We began receiving detainees at the California City facility in August 2025. Because we are now operating the facility rather than leasing it, the California City Facility transitioned from our Properties segment to our Safety segment during the second quarter of 2025. Facility net operating loss was $0.9 million during the first quarter of 2025 at the California City Facility while the facility was still being reported in our Properties segment.

General and administrative expenses

For the three months ended March 31, 2026 and 2025, general and administrative expenses totaled $43.7 million and $36.0 million, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses increased as a result of $2.4 million of expenses incurred during the three months ended March 31, 2026 associated with the acquisition of Clinical Solutions Pharmacy, or CSP, as further described hereinafter. General and administrative expenses also increased as a result of an increase in corporate salaries, transitional expenses related to executive leadership changes, and expenses associated with software-as-a-service for a new enterprise resource planning system we began implementing during the first quarter of 2026. Our implementation of such enterprise resource planning system will continue during the remainder of 2026 and 2027.

Depreciation and amortization

For the three months ended March 31, 2026 and 2025, depreciation and amortization expense totaled $33.3 million and $30.5 million, respectively. Depreciation and amortization expense increased primarily as a result of additional expense resulting from the acquisition of the Farmville Detention Center on July 1, 2025. The increase in depreciation and amortization expense was also a result of capital expenditures made during 2025 and the first quarter of 2026 associated with previously idled facilities being activated and for additional potential idle facility activations, in order to prepare these facilities to quickly accept residential populations if opportunities arise, as well as to provide increased transportation services.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three months ended March 31, 2026 and 2025. Gross interest expense was $22.1 million and $18.4 million for the three months ended March 31, 2026 and 2025, respectively. Gross interest expense, net of capitalized interest, was based on outstanding borrowings under our revolving credit facility, or Revolving Credit Facility, our outstanding term loan, or Initial Term Loan, or collectively, our Bank Credit Facility, our outstanding senior unsecured notes, and our outstanding non-recourse mortgage note, as well as the amortization of loan costs and unused facility fees. Gross interest income was $4.4 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively. Gross interest income is earned on notes receivable, investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the Kansas Department of Corrections, which commenced in January 2020, and amounted to $2.0 million for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, interest income also included $2.0 million and $0.5 million, respectively, for interest collected from the Internal Revenue Service on our ERCs. Total capitalized interest was $0.6 million during the three months ended March 31, 2026. Net interest expense during the first quarter of 2026 increased when compared to the first quarter of 2025 as a result of an increase in our average outstanding debt balance.

Based on our total leverage ratio, since June 30, 2024 through December 31, 2025, interest on loans under our Bank Credit Facility bore interest at a base rate plus a margin of 1.75% or at the Secured Overnight Financing Rate plus a margin of 2.75%, and a commitment fee equal to 0.35% of the unfunded balance of the Revolving Credit Facility. During the first quarter of 2026, due to an increase in our total leverage ratio as of December 31, 2025, interest rates on outstanding borrowings under the Bank Credit Facility increased by 0.25% and the commitment fee increased to 0.40% of the unfunded balance of the Revolving Credit Facility.

Income tax expense

We recorded an income tax expense of $14.4 million and $7.0 million for the three months ended March 31, 2026 and 2025, respectively. The income tax expense related to operations for the three months ended March 31, 2026 and 2025 was net of an income tax benefit associated with stock-based compensation vesting amounting to $0.3 million and $2.5 million, respectively. The income tax benefit related to operations for the three months ended March 31, 2026 included an income tax benefit of $0.7 million for expenses associated with mergers and acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments, as well as outstanding commitments and contingencies, as further discussed in the Notes to the Consolidated Financial Statements contained in this Quarterly Report. We may also use our free cash flow to purchase our outstanding debt in open-market transactions, privately negotiated transactions or otherwise, or to return capital to our shareholders, which could include share repurchases and/or future dividends. Any future dividend is subject to our Board of Directors', or BODs', determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, alternative opportunities to deploy capital, and other factors.

During 2022, the BOD approved a share repurchase program to purchase up to $225.0 million of our common stock, which has subsequently been increased to up to $700.0 million through a series of increases. Repurchases of our outstanding common stock are made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. During the first quarter of 2026, we completed the repurchase of 2.3 million shares of our common stock at a total cost of $44.7 million, or $19.08 per share, excluding costs associated with the share repurchase program. As of March 31, 2026, we had repurchased a total of 28.1 million common shares at an aggregate cost of $444.2 million, or $15.82 per share, using cash on hand, cash provided by operations, and borrowing capacity under our Revolving Credit Facility, and had $255.8 million of repurchase authorization available under the share repurchase program.

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

Subsequent to quarter end, on April 1, 2026, we acquired CSP, one of the largest providers of mail order pharmacy services to correctional facilities in the United States, serving over 600 correctional facilities, including CoreCivic, across 28 states. The acquisition was consummated through the acquisition of 100% of the ownership interests of CS Solutions Intermediate Holdings, LLC. The initial purchase price of approximately $148.0 million, excluding transaction-related expenses which totaled $2.4 million during the first quarter of 2026, was funded with cash on hand and borrowings under our Revolving Credit Facility. The Revolving Credit Facility was subsequently paid-down with proceeds from an Incremental Term Loan, as further described hereinafter. The acquisition also includes an earn-out, which could increase the purchase price if CSP achieves specified financial targets in 2026. This contingent consideration will be estimated at fair value in the second quarter of 2026 and measured at fair value each reporting period until settled in cash. The results of operations for this business combination will be included in our consolidated financial statements from the date of the acquisition on April 1, 2026.

During 2025, we invested $75.0 million of capital expenditures associated with previously idled facilities we are activating and for additional potential idle facility activations, in order to prepare these facilities to quickly accept residential populations if opportunities arise, as well as to provide increased transportation services. We currently estimate capital expenditures of $40.0 million to $45.0 million in 2026 for this purpose, including $9.5 million of expenditures incurred during the first quarter of 2026. We could decide to incur additional capital expenditures in anticipation of additional activations if we have better visibility on specific needs and if the lead time to complete the capital expenditures exceeds the period needed to hire, train, and prepare a facility to accept residential populations. The significant reduction in capital expenditures expected on idle facilities in 2026, combined with an expectation of higher cash flows from operations in 2026 compared with 2025 primarily resulting from the activation of five idle facilities during 2025, is expected to provide us with more flexibility to deploy capital, which may include share repurchases (subject to restricted payment limitations in our debt agreements) and other growth opportunities.

As of March 31, 2026, we had cash on hand of $209.7 million, and $131.3 million available under our Revolving Credit Facility. During the three months ended March 31, 2026 and 2025, we generated $13.8 million and $44.5 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our Revolving Credit Facility. As of March 31, 2026, we had no debt maturities until October 2027, although subsequent to quarter-end, we obtained an Incremental Term Loan that matures April 9, 2027, as further described hereinafter.

Our cash flow is subject to the receipt of sufficient funding of and timely payment by contracting governmental entities. If the appropriate governmental agency does not receive sufficient appropriations to cover its contractual obligations, it may terminate our contract or delay or reduce payment to us. Delays in payment from our major customers, which could include the deferral of payments to us during government shutdowns, including partial shutdowns, or the termination of contracts from our major customers, could have an adverse effect on our cash flow and financial condition. We continue to experience delays in payments from our federal customers during the most recent government shutdown, and due to additional approval requirements of certain invoices by DHS. We understand the additional approval requirements of certain invoices by DHS have recently been streamlined as a result of the transition of leadership at the DHS. Our federal customers are required to pay us for services we perform including during government shutdowns, including partial shutdowns, with interest, once the government reopens from such shutdown or partial shutdown, as applicable, and for all invoices not paid within set deadlines.

Debt

As of March 31, 2026, we had $238.5 million remaining aggregate principal amount outstanding of our 4.75% senior unsecured notes issued in October 2017 with an original principal amount of $250.0 million due in October 2027, or the 4.75% Senior Notes, and $500.0 million principal amount outstanding of our 8.25% senior unsecured notes due in April 2029, or the 8.25% Senior Notes, or collectively, the Senior Notes. In addition, we had $132.8 million outstanding under the non-recourse senior secured notes of CoreCivic of Kansas, LLC, a wholly-owned unrestricted subsidiary of ours, or the Kansas Notes, with a fixed stated interest rate of 4.43%, $110.2 million outstanding under our Initial Term Loan with a variable interest rate of 6.8%, and $425.0 million outstanding under our Revolving Credit Facility with a variable interest rate of 7.6%. We had $18.7 million of letters of credit outstanding under our Revolving Credit Facility at March 31, 2026. As of March 31, 2026, our total weighted average effective interest rate was 7.3%, while our total weighted average maturity was 3.6 years. In the future, we could elect to use our free cash flow to purchase outstanding senior unsecured notes in open market transactions, privately negotiated transactions or otherwise. We could also use our effective shelf registration statement to issue additional debt securities when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable.

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

On April 10, 2026, we further amended our Bank Credit Facility to, among other things, obtain an Incremental Term Loan in the amount of $100.0 million from existing lenders under the Bank Credit Facility. We used the net proceeds from the Incremental Term Loan to pay down a portion of the amounts outstanding under the Revolving Credit Facility and for working capital and general corporate purposes. The Incremental Term Loan matures April 9, 2027, and bears interest at an applicable margin that is 0.25% in excess of the applicable margin in effect for the Initial Term Loan and Revolving Credit Facility, which are both subject to change based upon our consolidated total leverage ratio. The Incremental Term Loan is prepayable without penalty. We believe that expanding the size of our Bank Credit Facility through the expansion of the Revolving Credit Facility and through the Incremental Term Loan provide us with enhanced balance sheet flexibility while remaining positioned for strategic investments and long-term value creation, such as through our share repurchase program and acquisitions such as CSP.

Operating Activities

Our net cash provided by operating activities for the three months ended March 31, 2026 was $13.8 million, compared with $44.5 million for the same period in the prior year. Cash provided by operating activities represents the year-to-date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. Cash provided by operating activities was favorably impacted by an increase in facility net operating income of $33.2 million in the first quarter of 2026 compared to the same period in the prior year, partially offset by a decrease in working capital balances of $78.2 million since December 31, 2025.

Investing Activities

Our net cash flow used in investing activities was $22.8 million for the three months ended March 31, 2026 and was primarily attributable to capital expenditures for facility development and expansions of $4.5 million and $18.7 million for facility maintenance and information technology capital expenditures, of which $9.5 million was for facility activations and transportation vehicles. Our net cash flow used in investing activities was $25.0 million for the three months ended March 31, 2025 and was primarily attributable to capital expenditures for facility development and expansions of $1.1 million and $25.1 million for facility maintenance and information technology capital expenditures.

Financing Activities

Our net cash flow provided by financing activities was $120.9 million for the three months ended March 31, 2026 and was attributable to net borrowings of $180.0 million on our Revolving Credit Facility. The cash inflow was partially offset by $3.9 million of scheduled principal repayments under our Initial Term Loan and our non-recourse mortgage note, and $55.1 million for the share repurchase program, as well as the purchase and retirement of common stock to satisfy withholding taxes in connection with equity-based compensation.

Our net cash flow used in financing activities was $53.7 million for the three months ended March 31, 2025 and was attributable to $3.0 million of scheduled principal repayments under our Initial Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $50.6 million for the share repurchase program, as well as the purchase and retirement of common stock to satisfy withholding taxes in connection with equity-based compensation. We also borrowed $10.0 million on our Revolving Credit Facility, and repaid such amount during the quarter.

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

As of March 31, 2026, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	March 31, 2026	December 31, 2025
Current assets	$732,754	$601,230
Real estate and related assets	2,305,091	2,317,198
Other assets	191,834	199,771
Total non-current assets	2,496,925	2,516,969
Current liabilities	287,541	352,122
Long-term debt, net	1,256,838	1,079,337
Other liabilities	286,457	277,584
Total long-term liabilities	1,543,295	1,356,921

	For the Three Months Ended March 31, 2026	For the Twelve Months Ended December 31, 2025
Revenue	$614,112	$2,208,608
Operating expenses	467,284	1,691,087
Other expenses	77,011	298,485
Total expenses	544,295	1,989,572
Income before income taxes	51,687	154,285
Net income	37,294	113,612

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

Our reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	For the Three Months Ended March 31,
FUNDS FROM OPERATIONS:	2026	2025
Net income	$37,916	$25,113
Depreciation and amortization of real estate assets	25,394	24,598
Funds From Operations	63,310	49,711
Expenses associated with mergers and acquisitions	2,424	—
Income tax benefit for special items	(679)	—
Normalized Funds From Operations	$65,055	$49,711

Material Cash Requirements

The following schedule summarizes our contractual cash obligations by the indicated period as of March 31, 2026 (in thousands):

	Payments Due By Year Ended December 31,
	2026 (remainder)	2027	2028	2029	2030	Thereafter	Total
Long-term debt	$11,846	$257,823	$522,995	$507,985	$8,073	$97,730	$1,406,452
Interest on senior and mortgage notes	56,938	58,136	46,497	25,536	4,552	22,708	214,367
Contractual facility developments and other commitments	23,959	2,392	2,392	2,392	2,392	11,938	45,465
Dilley Facility lease	38,566	51,421	51,421	51,421	9,142	—	201,971
Other leases	4,166	5,000	4,428	3,826	3,465	4,920	25,805
Total contractual cash obligations	$135,475	$374,772	$627,733	$591,160	$27,624	$137,296	$1,894,060

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Initial Term Loan or the balance outstanding on our Revolving Credit Facility, if any, as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty. With respect to the Dilley Facility, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA associated with the facility.

We had $18.7 million of letters of credit outstanding at March 31, 2026, primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during the three months ended March 31, 2026 or 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our Bank Credit Facility because the interest rates on these loans are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the Bank Credit Facility was 100 basis points higher or lower (but not less than 0%) during the three months ended March 31, 2026, our interest expense, net of amounts capitalized, would have been increased or decreased by $0.9 million.

As of March 31, 2026, we had $238.5 million of the 4.75% Senior Notes and $500.0 million of the 8.25% Senior Notes outstanding. We also had $132.8 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

We began the process of implementing a new enterprise resource planning, or ERP, system, during the first quarter of 2026, which will replace our existing ERP system. The phased implementation is expected to continue during the remainder of 2026 and 2027. As the phased implementation occurs, we will change our processes and procedures, which, in turn, could result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See the information reported in Note 8 to the financial statements included in Part I, which information is incorporated hereunder by this reference.

ITEM 1A. RISK FACTORS.

Item 1A. Risk Factors of Part I of our 2025 Form 10-K includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. There have been no material changes in our risk factors previously disclosed in the 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 - January 31, 2026	1,926,009	$19.27	1,926,009	$263,410,752
February 1, 2026 - February 28, 2026	416,058	$18.21	416,058	$255,833,941
March 1, 2026 - March 31, 2026	—	$—	—	$255,833,941
Total	2,342,067	$19.08	2,342,067	$255,833,941

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

Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. As of March 31, 2026 the Company had repurchased a total of 28.1 million shares of the Company's common stock at an aggregate cost of approximately $444.2 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

10.1#*	Form of Executive Time-Based Restricted Share Unit Award Agreement for the Company's 2020 Stock Incentive Plan.

10.2#*	Form of Executive Performance-Based Restricted Share Unit Award Agreement for the Company's 2020 Stock Incentive Plan.

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: May 7, 2026
/s/ Patrick D. Swindle
Patrick D. Swindle
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer