Form 10-Q
period 2026-06-30
CoreCivic, Inc.
filed 2026-08-06
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2026

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

Indicate the number of shares outstanding of each class of Common Stock as of July 31, 2026:

Shares of Common Stock, $0.01 par value per share: 98,893,489 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	June 30, 2026	December 31, 2025
Cash and cash equivalents	$108,934	$97,929
Restricted cash	13,869	14,517
Accounts receivable, net of credit loss reserve of $5,635 and $4,506, respectively	463,089	446,224
Prepaid expenses and other current assets	78,475	49,904
Assets held for sale	2,513	2,513
Total current assets	666,880	611,087
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $2,068,069 and $2,012,353, respectively	2,148,959	2,132,206
Other real estate assets	177,295	182,479
Goodwill	59,115	8,551
Other assets	403,390	322,420
Total assets	$3,455,639	$3,256,743
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$390,443	$353,173
Current portion of long-term debt	115,250	15,701
Total current liabilities	505,693	368,874
Long-term debt, net	1,231,770	1,205,037
Deferred revenue	6,905	8,719
Non-current deferred tax liabilities	110,115	98,364
Other liabilities	162,679	170,500
Total liabilities	2,017,162	1,851,494
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 98,893 and 100,051 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	989	1,001
Additional paid-in capital	1,485,910	1,527,724
Accumulated deficit	(48,422)	(123,476)
Total stockholders' equity	1,438,477	1,405,249
Total liabilities and stockholders' equity	$3,455,639	$3,256,743

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE	$684,917	$538,165	$1,299,646	$1,026,792
EXPENSES:
Operating	535,983	398,342	1,003,702	773,079
General and administrative	44,126	43,882	87,802	79,898
Depreciation and amortization	35,814	31,108	69,149	61,626
	615,923	473,332	1,160,653	914,603
OTHER INCOME (EXPENSE):
Interest expense, net	(22,279)	(12,539)	(39,960)	(27,770)
Other income (expense)	797	(35)	789	(70)
INCOME BEFORE INCOME TAXES	47,512	52,259	99,822	84,349
Income tax expense	(10,374)	(13,716)	(24,768)	(20,693)
NET INCOME	$37,138	$38,543	$75,054	$63,656
BASIC EARNINGS PER SHARE	$0.38	$0.35	$0.76	$0.58
DILUTED EARNINGS PER SHARE	$0.37	$0.35	$0.76	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,054	$63,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,149	61,626
Amortization of debt issuance costs and other non-cash interest	2,766	1,755
Deferred income taxes	11,751	3,504
Non-cash revenue and other income	(193)	(193)
Non-cash equity compensation	12,542	13,962
Other expenses and non-cash items	1,743	5,931
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(13,459)	(12,976)
Accounts payable, accrued expenses and other liabilities	(12,588)	3,931
Net cash provided by operating activities	146,765	141,196
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(9,915)	(2,593)
Expenditures for other capital improvements	(53,199)	(58,300)
Acquisitions, net of cash acquired	(142,783)	—
Net proceeds from sale of assets	88	20
Other investing activities	759	810
Net cash used in investing activities	(205,050)	(60,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	465,000	50,000
Scheduled principal repayments	(7,786)	(5,975)
Principal repayments of credit facility	(330,000)	(10,000)
Payment of debt defeasance, issuance and other refinancing and related costs	(3,015)	(93)
Payment of lease obligations for financing leases	(320)	(310)
Dividends paid on restricted stock units	(120)	(45)
Purchase and retirement of common stock	(55,117)	(93,869)
Net cash provided by (used in) financing activities	68,642	(60,292)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,357	20,841
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	112,446	122,110
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$122,803	$142,951
NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of right of use assets and lease liabilities	$1,899	$116,961
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1.4 million in 2026)	$43,783	$34,999
Income taxes paid	$26,600	$5,651

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS DURING 2026

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balance as of December 31, 2025	100,051	$1,001	$1,527,724	$(123,476)	$1,405,249
Net income	—	—	—	37,916	37,916
Retirement of common stock	(2,899)	(29)	(54,041)	—	(54,070)
Restricted stock compensation, net of forfeitures	—	—	6,515	—	6,515
Restricted stock grants	1,735	17	(17)	—	—
Balance as of March 31, 2026	98,887	$989	$1,480,181	$(85,560)	$1,395,610
Net income	—	—	—	37,138	37,138
Retirement of common stock	(3)	—	(298)	—	(298)
Restricted stock compensation, net of forfeitures	—	—	6,027	—	6,027
Restricted stock grants	9	—	—	—	—
Balance as of June 30, 2026	98,893	$989	$1,485,910	$(48,422)	$1,438,477

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

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2026

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States ("U.S."). Through three segments, CoreCivic Residential, CoreCivic Services, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that help build safer, healthier, and more productive communities, one person at a time. As of June 30, 2026, through its CoreCivic Residential segment, the Company operated 64 correctional, detention, and reentry facilities, 60 of which the Company owned or controlled via a long-term lease, with a total design capacity of approximately 72,000 beds. Through its CoreCivic Services segment, the Company provided mail order pharmacy services to over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states, as well as transportation and electronic monitoring and case management services. In addition, through its CoreCivic Properties segment, the Company owned five properties held for lease to government agencies, with a total design capacity of approximately 8,000 beds.

In addition to providing fundamental residential services, CoreCivic's correctional, detention, and reentry facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to help reduce recidivism and to prepare individuals in the Company's care for their successful reentry into society upon their release. CoreCivic also provides or makes available to individuals in its care certain health care services (including medical, dental, and mental health services), food services, and work and recreational programs.

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

Restricted Cash

Restricted cash at June 30, 2026 and December 31, 2025 included deposit accounts that are restricted in use totaling $13.9 million and $14.5 million, respectively, and related primarily to the Lansing Correctional Facility to ensure the timely payment of certain operating expenses, capital expenditures and debt service, as further discussed in Note 5. The restricted cash accounts are required under the terms of the indebtedness securing such property. Restricted cash also includes inmate trust funds used for commissary transactions pursuant to customer contracts. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands).

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$108,934	$97,929
Restricted cash	13,869	14,517
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$122,803	$112,446

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At June 30, 2026 and December 31, 2025, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$(1,357,521)	$(1,365,964)	$(1,230,307)	$(1,245,724)

Intangible Assets

CoreCivic's intangible assets primarily consist of trade name and contract-related assets. As part of the acquisition of Clinical Solutions Pharmacy ("CSP"), as further discussed in Note 4, the Company acquired certain intangible assets that were recorded at their fair value. In estimating the useful life of acquired assets, the Company reviewed the expected use of the assets acquired, factors that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

Intangible assets with finite lives are amortized using the straight-line method over their respective useful lives, which varies for each type of intangible asset, unless another amortization method is deemed to be more appropriate. Amortization expense is reported as depreciation and amortization in the Company's consolidated statements of operations for the respective periods. The Company reviews all finite life intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss in the Company's consolidated statements of income for the excess of the carrying value over the fair value.

3.
REAL ESTATE AND OTHER TRANSACTIONS

Assets Held For Sale and Dispositions

During the third quarter of 2025, the Company and Boulder County, Colorado entered into a short-term extension through January 2026 of the contract at the Company's Longmont Community Treatment Center in Longmont, Colorado, a reentry facility in the Company's Residential segment. Upon expiration of the contract, Boulder County transferred the residential population to a new sentencing facility it constructed. The Company has engaged a broker and is committed to a process to sell the Longmont facility resulting in the need to test the facility for impairment. As a result, an impairment charge of $1.5 million was recognized during the third quarter of 2025 to reduce the net book value of the facility to its estimated fair value, less cost to sell based on a comparable market analysis. The Longmont Facility was classified as held for sale as of June 30, 2026 and December 31, 2025.

During the full year 2025, CoreCivic completed the sales of a reentry facility and an idled non-core facility in Live Oak, California, both of which were reported in its CoreCivic Residential segment. The sales of these two assets generated aggregate net sales proceeds of $4.9 million, resulting in an aggregate gain on sale of $1.0 million after transaction costs.

As further described in Note 11, on July 2, 2026, the Company completed the sales of its California City Detention Facility in California City, California (the "California City Facility") and its Otay Mesa Detention Center in San Diego, California (the "Otay Mesa Facility"), both of which are reported in its CoreCivic Residential segment, to the United States of America and its assigns, by and through the Department of Homeland Security ("DHS") for an aggregate gross sales price of $1.5 billion, comprised of $732.6 million for the California City Facility and $739.2 million for the Otay Mesa Facility.

In addition, as further described in Note 11, on August 4, 2026, the Company completed the sales of its Prairie Correctional Facility in Appleton, Minnesota (the "Prairie Facility") and its Midwest Regional Reception Center in Leavenworth, Kansas (the "Midwest Facility"), both of which are reported in its CoreCivic Residential segment, to the United States of America and its assigns, by and through the DHS for an aggregate gross sales price of $734.0 million, comprised of $495.6 million for the Prairie Facility and $238.4 million for the Midwest Facility.

Idle Facilities

As of June 30, 2026, CoreCivic had five idle correctional facilities that are operated with a core staffing complement to remain currently available and are being actively marketed as solutions to meet the correctional or detention needs of potential customers. The following table summarizes each of the idled facilities and their respective design capacities and net carrying values, excluding equipment and other assets that could generally be transferred and used at other CoreCivic facilities without significant cost (dollars in thousands):

		Net Carrying Values
	Design	June 30,	December 31,
Facility	Capacity	2026	2025
Prairie Correctional Facility	1,600	$26,683	$21,590
Huerfano County Correctional Center	752	13,136	13,546
Marion Adjustment Center	826	9,451	9,575
Kit Carson Correctional Center	1,488	47,095	47,398
North Fork Correctional Facility	2,400	56,338	57,636
	7,066	$152,703	$149,745

CoreCivic incurred aggregate operating expenses at these idled facilities, as well as the idled Longmont facility (which is held for sale), of approximately $2.4 million and $2.1 million during the period they were idle during the three months ended June 30, 2026 and 2025, respectively, and $4.8 million and $4.4 million during the period they were idle during the six months ended June 30, 2026 and 2025, respectively.

CoreCivic evaluates, on a quarterly basis, market developments for the potential utilization of each of its idle facilities in order to identify events that may cause CoreCivic to reconsider its assumptions with respect to the recoverability of book values as compared to undiscounted cash flows. CoreCivic considers the cancellation of a contract in its CoreCivic Residential segment or an expiration and non-renewal of a lease agreement in its CoreCivic Properties segment as indicators of impairment and tests each of the idled facilities for impairment when it is notified by the respective customers or tenants that they will no longer be utilizing such facility.

As further described in Note 11, on August 3, 2026, the Company was awarded a new contract with U.S. Immigration and Customs Enforcement ("ICE") to utilize the Company's 1,600-bed Prairie Facility located in Appleton, Minnesota, a facility that has been idle since 2010. As discussed above and as further described in Note 11, on August 4, 2026, the Company completed the sale of the Prairie Facility to the United States of America and its assigns, by and through the DHS.

4.
BUSINESS COMBINATIONS

On July 1, 2025, the acquisition date, CoreCivic acquired the Farmville Detention Center, a 736-bed facility located in Farmville, Virginia. The Farmville Detention Center provides transportation, care, and civil detention services for adult male non-citizens through an intergovernmental service agreement ("IGSA") with ICE, which expires in March 2029. The acquisition of the Farmville Detention Center was consummated through the acquisition of 100% of the membership interests in entities that owned and operated the facility. The aggregate purchase price was $71.3 million, including the acquisition of working capital accounts, but excluding transaction-related expenses. The results of operations for this business combination have been included in the Company's consolidated financial statements from the date of the acquisition and are reported in the CoreCivic Residential segment.

During the first quarter of 2026, the Company completed the accounting for the Farmville acquisition, including the final settlement of working capital balances, resulting in an adjustment of approximately $0.1 million to certain working capital accounts. No other change in the values ascribed to tangible or intangible assets and liabilities was necessary.

On April 1, 2026, the acquisition date, the Company acquired CSP, one of the largest providers of mail order pharmacy services to correctional facilities in the United States, serving over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states. The acquisition was consummated through the acquisition of 100% of the ownership interests of CS Solutions Intermediate Holdings, LLC. The aggregate purchase price of $199.8 million includes an estimated earn-out liability and the acquisition of working capital accounts, but excludes $3.1 million of transaction-related expenses incurred through June 30, 2026. The initial purchase price of $148.0 million, excluding the earn-out, was funded with cash on hand and borrowings under the Company's revolving credit facility. The earn-out, which is based on specified financial targets of CSP in 2026 with a maximum payout of $64.4 million, was estimated at a fair value of $51.8 million at April 1, 2026 and June 30, 2026, and the fair value will be remeasured each reporting period until settled in cash, expected in the first half of 2027. The earn-out is classified as a liability and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of June 30, 2026.

In allocating the purchase price for the CSP transaction, CoreCivic recorded the following at fair value as of the acquisition date (in thousands):

Cash	$5,209
Accounts receivable	32,542
Inventory	8,626
Other working capital, net	865
Property and equipment	19,892
Contract-related intangible assets	56,600
Other intangible assets	39,700
Goodwill	50,564
Accounts payable	(14,206)
Total consideration	$199,792

The initial accounting of the purchase price for the CSP acquisition is provisional and subject to adjustment as additional information becomes available and further analyses are completed, including the determination of the contingent consideration and the final settlement of working capital accounts.

The Company determined the fair value of the property and equipment using the cost and market approaches. The contract-related intangible asset was valued based on the present value of the incremental after-tax cash flows attributable to in-place contracts with a weighted average amortization period of 20 years, taking into consideration the probability of renewals. Other intangible assets, with an indefinite life, were valued based on the present value of incremental after-tax cash flows attributable to the use of trademarks and trade names. The fair values of these intangible assets were based on a valuation method prepared using Level 3 inputs and assumptions in accordance with ASC 820 and the amounts, net of accumulated amortization, totaled $95.4 million and are included in other assets on the accompanying consolidated balance sheet as of June 30, 2026. Several factors gave rise to the goodwill recorded in the acquisition of CSP, such as the expected benefit from acquiring a business with an assembled workforce, which expands the complementary detention service offerings the Company provides. The results of operations for this business combination have been included in the Company's consolidated financial statements from the date of the acquisition on April 1, 2026, and are reported in the CoreCivic Services segment.

5.
DEBT

Debt outstanding as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Revolving Credit Facility maturing October 2028. Interest payable periodically at variable interest rates. The rate at June 30, 2026 and December 31, 2025 was 7.6% and 7.3%, respectively.	$280,000	$245,000
Initial Term Loan maturing October 2028. Interest payable periodically at variable interest rates. The rate at June 30, 2026 and December 31, 2025 was 6.7% and 6.8%, respectively. Unamortized debt issuance costs amounted to $0.7 million and $0.9 million at June 30, 2026 and December 31, 2025, respectively.	107,812	112,500
Incremental Term Loan maturing April 2027. Interest payable periodically at variable interest rates. The rate at June 30, 2026 was 7.0%. Unamortized debt issuance costs amounted to $2.3 million at June 30, 2026.	100,000	—
4.75% Senior Notes maturing October 2027. Unamortized debt issuance costs amounted to $0.5 million and $0.7 million at June 30, 2026 and December 31, 2025, respectively.	238,468	238,468
8.25% Senior Notes maturing April 2029. Unamortized debt issuance costs amounted to $4.8 million and $5.7 million at June 30, 2026 and December 31, 2025, respectively.	500,000	500,000
4.43% Lansing Correctional Facility Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.2 million and $2.3 million at June 30, 2026 and December 31, 2025, respectively.	131,241	134,339
Total debt	1,357,521	1,230,307
Unamortized debt issuance costs	(10,501)	(9,569)
Current portion of long-term debt	(115,250)	(15,701)
Long-term debt, net	$1,231,770	$1,205,037

Bank Credit Facility. On October 11, 2023, CoreCivic entered into a Fourth Amended and Restated Credit Agreement (referred to herein as the "Bank Credit Facility") in an aggregate principal amount of $400.0 million, consisting of a $125.0 million term loan (the "Initial Term Loan") and a revolving credit facility with a borrowing capacity of $275.0 million (the "Revolving Credit Facility"). The Bank Credit Facility has a maturity of October 2028. On December 1, 2025, the Company amended its Bank Credit Facility to, among other things, increase the size of the accordion feature that provides for uncommitted incremental extensions of credit from the greater of $200.0 million or 50% of Consolidated EBITDA for the period of four fiscal quarters most recently ended to the greater of $300.0 million or 50% of Consolidated EBITDA for the period of four fiscal quarters most recently ended, and to exercise the accordion feature by expanding the capacity under its revolving credit facility from $275.0 million to $575.0 million. At CoreCivic's option, interest on outstanding borrowings under the Bank Credit Facility is based on either a base rate plus a margin ranging from 1.75% to 3.5% based upon the Company’s then-current total leverage ratio, or at Term SOFR (as defined in the Bank Credit Facility), which is a forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 2.75% to 4.5% based on the Company’s then-current total leverage ratio. The Revolving Credit Facility includes a $25.0 million sublimit for swing line loans that enables CoreCivic to borrow at the base rate plus the applicable margin from the Administrative Agent (as defined in the Bank Credit Facility) on same-day notice. On April 10, 2026, the Company further amended its Bank Credit Facility to, among other things, obtain an Incremental Term Loan in the amount of $100.0 million from existing lenders under the Bank Credit Facility. The Company used the net proceeds from the Incremental Term Loan to pay down a portion of the amounts outstanding under the Revolving Credit Facility and for working capital and general corporate purposes. The Incremental Term Loan was scheduled to mature on April 9, 2027, and bore interest at an applicable margin that is 0.25% in excess of the applicable margin in effect for the Initial Term Loan and Revolving Credit Facility. The Incremental Term Loan was prepayable without penalty. As further described in Note 11, the Company repaid the Incremental Term Loan in full during July 2026.

Based on the Company's total leverage ratio, as of June 30, 2026, interest on the Revolving Credit Facility and the Initial Term Loan under the Bank Credit Facility was at a base rate plus a margin of 2.0% or at the Term SOFR plus a margin of 3.0%, and a commitment fee equal to 0.40% of the unfunded balance of the Revolving Credit Facility. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. As of June 30, 2026, CoreCivic had $280.0 million of borrowings outstanding under the Revolving Credit Facility. As of June 30, 2026, CoreCivic had $21.7 million in letters of credit outstanding resulting in $273.3 million available under the Revolving Credit Facility. As further described in Note 11, the Company repaid the outstanding balance on the Revolving Credit Facility in July 2026, which can be reborrowed at any time. The Initial Term Loan, which had an outstanding principal balance of $107.8 million as of June 30, 2026, requires scheduled quarterly principal payments through October 2028, and is pre-payable without penalty.

The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00, a secured leverage ratio of not more than 2.50 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. As of June 30, 2026, CoreCivic was in compliance with all such covenants. The Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage equals or exceeds 4.25 to 1.00 or (b) the Company incurs certain debt above a specified threshold, each known as a "springing lien" event, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements, and in each case subject to customary carveouts. The Bank Credit Facility is subject to cross-default provisions with respect to the terms of certain of CoreCivic's other material indebtedness and is subject to acceleration upon the occurrence of a change of control.

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

The Company was permitted to redeem all or part of the 4.75% Senior Notes at any time prior to three months before their maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. As further described in Note 11, on July 13, 2026, the Company delivered an irrevocable notice to the holders of the 4.75% Senior Notes that it elected to redeem in full the 4.75% Senior Notes that remain outstanding on August 12, 2026.

At any time prior to April 15, 2026, the Company could have redeemed the 8.25% Senior Notes in whole or in part, at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. Thereafter, the 8.25% Senior Notes are redeemable at CoreCivic's option, in whole or in part, at a redemption price expressed as a percentage of the principal amount thereof, which percentage is currently 104.125%, and will be 102.063% beginning on April 15, 2027, and 100% beginning on April 15, 2028, plus, in each such case, accrued and unpaid interest thereon to, but not including, the redemption date.

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

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Bank Credit Facility, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Bank Credit Facility. As of June 30, 2026, the outstanding balance of the Kansas Notes was $131.2 million.

Debt Maturities. Scheduled principal payments as of June 30, 2026 for the remainder of 2026, the next five years, and thereafter were as follows (in thousands):

2026 (remainder)	$7,915
2027	357,823
2028	377,995
2029	507,985
2030	8,073
2031	8,197
Thereafter	89,533
Total debt	$1,357,521

6.
STOCKHOLDERS' EQUITY

Share Repurchase Program

On May 12, 2022, the Board of Directors ("BOD") approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. This original authorization, along with the dates and amounts of subsequent increases to the authorization by the BOD to the share repurchase program, are as follows (in thousands):

Date	Amount
May 12, 2022	$150,000
August 2, 2022	75,000
May 16, 2024	125,000
May 15, 2025	150,000
November 10, 2025	200,000
August 4, 2026	500,000
Total authorization	$1,200,000

Repurchases of the Company's outstanding common stock have been and will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, accelerated share repurchases or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. During the first six months of 2026, the Company repurchased 2.3 million shares of its common stock at a total cost of $44.7 million, or $19.08 per share, excluding costs associated with the share repurchase program. No shares were repurchased during the second quarter of 2026. As of June 30, 2026, the Company had repurchased a total of 28.1 million common shares at an aggregate cost of approximately $444.2 million, or $15.82 per share, and had approximately $255.8 million of repurchase authorization available under the share repurchase program. As further described in Note 11, on August 4, 2026, the BOD authorized an increase to the Company's existing share repurchase program pursuant to which CoreCivic may purchase up to an additional $500.0 million in shares of CoreCivic's outstanding common stock.

Restricted Stock Units

During the six months ended June 30, 2026, CoreCivic issued approximately 1.3 million restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $25.6 million, including 1.2 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense. During the full year 2025, CoreCivic issued approximately 1.2 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $23.9 million, including 1.1 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

CoreCivic has established performance-based vesting conditions on a portion of the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria. The RSUs awarded to officers and executive officers in 2024, 2025 and 2026 consist of a combination of awards with performance-based conditions and time-based conditions. Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2024, 2025, and 2026 for the 2024 awards, December 31, 2025, 2026, and 2027 for the 2025 awards, and December 31, 2026, 2027, and 2028 for the 2026 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group. Because the performance criteria for the fiscal years ending December 31, 2027 and 2028 have not yet been established, the values of the third RSU increment of the 2025 awards and of the second and third increments of the 2026 awards for financial reporting purposes will not be determined until such criteria are established. Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award. As of June 30, 2026, approximately 2.4 million RSUs remained outstanding and subject to vesting.

During the three months ended June 30, 2026, CoreCivic expensed $6.0 million, net of forfeitures, relating to RSUs ($0.4 million of which was recorded in operating expenses and $5.6 million of which was recorded in general and administrative expenses). During the three months ended June 30, 2025, CoreCivic expensed $7.4 million, net of forfeitures, relating to RSUs ($0.2 million of which was recorded in operating expenses and $7.2 million of which was recorded in general and administrative expenses).

During the six months ended June 30, 2026, CoreCivic expensed $12.5 million, net of forfeitures, relating to RSUs ($0.7 million of which was recorded in operating expenses and $11.8 million of which was recorded in general and administrative expenses). During the six months ended June 30, 2025, CoreCivic expensed $14.0 million, net of forfeitures, relating to RSUs ($0.6 million of which was recorded in operating expenses and $13.4 million of which was recorded in general and administrative expenses).

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
NUMERATOR
Basic:
Net income	$37,138	$38,543	$75,054	$63,656
Diluted:
Net income	$37,138	$38,543	$75,054	$63,656
DENOMINATOR
Basic:
Weighted average common shares outstanding	98,891	108,627	98,806	109,056
Diluted:
Weighted average common shares outstanding	98,891	108,627	98,806	109,056
Effect of dilutive securities:
Restricted stock-based awards	545	542	576	756
Weighted average shares and assumed conversions	99,436	109,169	99,382	109,812
BASIC EARNINGS PER SHARE	$0.38	$0.35	$0.76	$0.58
DILUTED EARNINGS PER SHARE	$0.37	$0.35	$0.76	$0.58

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

California City Facility Litigation. Effective April 1, 2025, CoreCivic entered into a letter agreement with ICE to begin activation efforts at the California City Facility. In August 2025, the California City Facility began receiving detainees. On September 29, 2025, CoreCivic announced that it entered into a new two-year contract with ICE effective September 1, 2025. As of June 30, 2026, the Company cared for 1,674 individuals at this facility.

On November 12, 2025, a putative class action case was filed by seven ICE detainees against ICE, seeking injunctive relief related to operation of the California City Facility. The case was filed by attorneys affiliated with three non-governmental organizations. The Company is not currently a party to the lawsuit, but moved to intervene to seek appeal of the class certification order. The injunctive relief sought by Plaintiffs could impact operation of the California City Facility. On February 6, 2026, the Northern District of California Court provisionally granted class certification, and ordered ICE to ensure access to medical care, disability accommodations, and recreation opportunities to detainees housed at the California City Facility. On March 30, 2026, the case was transferred to the Eastern District of California. If Plaintiffs continue to pursue injunctive relief and the Court orders such relief as requested, such relief could negatively impact the financial performance of the facility. As described in Note 11, on July 2, 2026, we sold the California City Facility to DHS, although we continue to manage the facility.

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

Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CoreCivic's past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. CoreCivic recorded an income tax expense of $10.4 million and $13.7 million for the three months ended June 30, 2026 and 2025, respectively. CoreCivic recorded an income tax expense of $24.8 million and $20.7 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s net income tax rate in the six months ended June 30, 2026 and 2025 varied from its statutory tax rate primarily due to a $0.3 million and $2.5 million tax benefit for stock-based compensation vesting recognized during the first six months of 2026 and 2025, respectively.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of June 30, 2026 and December 31, 2025. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

10.
SEGMENT REPORTING

The President and Chief Executive Officer of the Company is identified as the Chief Operating Decision Maker ("CODM"). As a result of the acquisition of CSP effective April 1, 2026 and to better reflect the Company's operational strategy, CoreCivic redefined its operating and reportable segments to align its financial reporting with the manner in which CoreCivic manages its businesses. CoreCivic's disclosed measure of segment operating results has been updated consistent with the revised manner in which the Company's CODM assesses the Company's financial performance and allocates resources. All prior-period segment data have been retrospectively adjusted. The CODM routinely reviews segment net operating income compared to budget and prior periods to assess performance and allocate resources within reportable segments.

As of June 30, 2026, CoreCivic operated 64 correctional, detention, and reentry facilities, 60 of which the Company owned or controlled via a long-term lease. CoreCivic also offered complementary services to the corrections industry that included pharmaceutical, transportation, and case management services, and owned five properties held for lease to government agencies. All revenues are attributed to CoreCivic's operations and long-lived assets located in the U.S. Management views CoreCivic's operating results in three operating segments, CoreCivic Residential, CoreCivic Services, and CoreCivic Properties, each of which is a reportable segment. CoreCivic Residential includes the operating results of those correctional, detention, and reentry facilities placed into service that were owned or controlled via a long-term lease and managed by CoreCivic, as well as those correctional, detention, and reentry facilities owned by a third party and managed by CoreCivic. CoreCivic Services includes the operating results of CSP, a subsidiary of the Company that provides mail order pharmacy services to over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states. CoreCivic Services also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies and CoreCivic, as well as the operating results of Recovery Monitoring Solutions, a subsidiary of the Company that provides electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties held for lease to government agencies. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines net operating income as a reportable segment's revenue less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three and six months ended June 30, 2026 and 2025, and for the three months ended March 31, 2026 and 2025 (in thousands):

For the Three Months Ended June 30, 2026	Residential	Services	Properties	Eliminations	Consolidated
Revenue	$614,869	$88,739	$4,688	$(23,380)	$684,916
Operating expenses (1)	477,264	79,704	2,375	(23,380)	535,963
Net operating income	$137,605	$9,035	$2,313	$—	$148,953
Other revenue (expense):
Other revenue					1
Other operating expense					(20)
General and administrative					(44,126)
Depreciation and amortization					(35,814)
Interest expense, net					(22,279)
Other income (expense)					797
Income before income taxes					$47,512

For the Three Months Ended June 30, 2025	Residential	Services	Properties	Eliminations	Consolidated
Revenue	$523,319	$19,173	$4,692	$(9,019)	$538,165
Operating expenses (1)	386,716	18,484	2,143	(9,019)	398,324
Net operating income	$136,603	$689	$2,549	$—	$139,841
Other revenue (expense):
Other revenue					—
Other operating expense					(18)
General and administrative					(43,882)
Depreciation and amortization					(31,108)
Interest expense, net					(12,539)
Other income (expense)					(35)
Income before income taxes					$52,259

For the Six Months Ended June 30, 2026	Residential	Services	Properties	Eliminations	Consolidated
Revenue	$1,215,193	$113,361	$9,390	$(38,299)	$1,299,645
Operating expenses (1)	934,783	102,483	4,694	(38,299)	1,003,661
Net operating income	$280,410	$10,878	$4,696	$—	$295,984
Other revenue (expense):
Other revenue					1
Other operating expense					(41)
General and administrative					(87,802)
Depreciation and amortization					(69,149)
Interest expense, net					(39,960)
Other income (expense)					789
Income before income taxes					$99,822

For the Six Months Ended June 30, 2025	Residential	Services	Properties	Eliminations	Consolidated
Revenue	$998,732	$36,999	$9,334	$(18,366)	$1,026,699
Operating expenses (1)	750,742	35,401	5,266	(18,366)	773,043
Net operating income	$247,990	$1,598	$4,068	$—	$253,656
Other revenue (expense):
Other revenue					93
Other operating expense					(36)
General and administrative					(79,898)
Depreciation and amortization					(61,626)
Interest expense, net					(27,770)
Other income (expense)					(70)
Income before income taxes					$84,349

For the Three Months Ended March 31, 2026	Residential	Services	Properties	Eliminations	Consolidated
Revenue	$600,324	$24,622	$4,702	$(14,919)	$614,729
Operating expenses (1)	457,519	22,779	2,319	(14,919)	467,698
Net operating income	$142,805	$1,843	$2,383	$—	$147,031
Other revenue (expense):
Other revenue					—
Other operating expense					(21)
General and administrative					(43,676)
Depreciation and amortization					(33,335)
Interest expense, net					(17,681)
Other income (expense)					(8)
Income before income taxes					$52,310

For the Three Months Ended March 31, 2025	Residential	Services	Properties	Eliminations	Consolidated
Revenue	$475,413	$17,826	$4,642	$(9,347)	$488,534
Operating expenses (1)	364,026	16,917	3,123	(9,347)	374,719
Net operating income	$111,387	$909	$1,519	$—	$113,815
Other revenue (expense):
Other revenue					93
Other operating expense					(18)
General and administrative					(36,016)
Depreciation and amortization					(30,518)
Interest expense, net					(15,231)
Other income (expense)					(35)
Income before income taxes					$32,090

(1) Salaries and benefits expense is the only significant reportable segment expense regularly reviewed by the CODM for the Residential segment and represents the majority of segment-level operating expenses given that substantial staff are required to operate the facilities and is the primary factor that drives operating expenses and profitability. Salaries and benefits expense and cost of goods sold are significant reportable segment expenses regularly reviewed by the CODM for the Services segment and are the primary factors driving operating expenses and profitability. Conversely, the Properties segment does not have a significant segment expense given the fact that those properties are operated by government agencies. The following table summarizes the significant segment expense, along with other segment operating expenses to reconcile to total segment operating expenses for both the Residential and Services segments, for the three and six months ended June 30, 2026 and 2025, and for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Residential:
Salaries and benefits	$294,623	$229,233	$575,627	$453,762	$281,004	$224,529
Other segment operating expenses (1)	182,641	157,483	359,156	296,980	176,515	139,497
Residential operating expenses	477,264	386,716	934,783	750,742	457,519	364,026
Services:
Salaries and benefits	19,243	10,127	32,385	19,453	13,142	9,326
Cost of goods sold	45,687	—	45,687	—	—	—
Other segment operating expenses (2)	14,774	8,357	24,411	15,948	9,637	7,591
Services operating expenses	$79,704	$18,484	$102,483	$35,401	$22,779	$16,917

(1) Other segment operating expenses for the reportable segment include, but are not limited to, utilities, property taxes, repairs and maintenance, food, medical, vocational and educational programming, personal care and other resident supplies.

(2) Other segment operating expenses for the reportable segment include, but are not limited to, transportation expenses, including fuel and repairs and maintenance, and other pharmaceutical expenses.

The following table summarizes capital expenditures including accrued amounts for the three and six months ended June 30, 2026 and 2025, and for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Capital expenditures:
Residential	$32,995	$28,495	$49,297	$44,422	$16,302	$15,927
Services	2,359	3,468	4,669	8,585	2,310	5,117
Properties	392	387	527	698	135	311
Corporate and other	2,337	2,512	4,280	5,686	1,943	3,174
Total capital expenditures	$38,083	$34,862	$58,773	$59,391	$20,690	$24,529

The total assets are as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets:
Residential	$2,694,591	$2,713,142
Services	280,824	55,159
Properties	295,556	301,888
Corporate and other	184,668	186,554
Total assets	$3,455,639	$3,256,743

11.
SUBSEQUENT EVENTS

On July 2, 2026, the Company completed the sales of its California City Facility and its Otay Mesa Facility to the United States of America and its assigns, by and through DHS for an aggregate gross sales price of $1.5 billion, comprised of $732.6 million for the California City Facility and $739.2 million for the Otay Mesa Facility. After federal and state income taxes of approximately $0.4 billion and transaction expenses, the Company anticipates its net proceeds from the asset sales to be approximately $1.1 billion, resulting in an aggregate gain on sales of approximately $1.2 billion after transaction costs.

The Company used a portion of the net proceeds to promptly repay the outstanding balance on the Revolving Credit Facility and the Incremental Term Loan amounting to $270.0 million and $100.0 million, respectively. On July 13, 2026, the Company delivered an irrevocable notice to the holders of the 4.75% Senior Notes that it has elected to redeem in full the 4.75% Senior Notes that remain outstanding on August 12, 2026. The principal amount of the outstanding 4.75% Senior Notes, which amounted to $238.5 million as of June 30, 2026, will be redeemed on August 12, 2026, at a redemption price equal to 100% of the principal amount of the then outstanding 4.75% Senior Notes, plus the applicable "make-whole" premium specified in the indenture, as supplemented, governing the 4.75% Senior Notes, plus accrued and unpaid interest on such 4.75% Senior Notes to, but not including, August 12, 2026. The Company expects to use the remaining net proceeds for general corporate purposes, which may include additional debt repayments and share repurchases of the Company’s common stock. The credit agreement governing the Bank Credit Facility (the "Credit Agreement") and the indenture governing the 8.25% Senior Notes (the "2029 Notes Indenture") limit the Company's ability to make certain restricted payments, including share repurchases. However, the Company is permitted to make unlimited restricted payments (i) under the Credit Agreement, to the extent the Company’s consolidated secured leverage ratio (as defined therein) for the most recently ended period of four consecutive fiscal quarters, calculated on a pro forma basis after giving effect to such restricted payment, would be equal to or less than 1.50 to 1.00 and no default exists thereunder, and (ii) under the 2029 Notes Indenture, to the extent the Company’s consolidated total leverage ratio (as defined therein) calculated on a pro forma basis after giving effect to such restricted payment would be equal to or less than 2.00 to 1.00.

On August 3, 2026, the Company was awarded a new contract with ICE to utilize the Company's 1,600-bed Prairie Facility, a facility that has been idle since 2010. The new contract commences on August 11, 2026, for a term of five years. The agreement provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations. Once the facility is fully activated, the Company expects this facility to generate total annual revenue of approximately $75.0 million. The Company expects to begin receiving detainees in the fourth quarter of 2026, with activation estimated to be complete in the second quarter of 2027.

On August 4, 2026, the Company completed the sales of its Prairie Facility and its Midwest Facility to the United States of America and its assigns, by and through the DHS for an aggregate gross sales price of $734.0 million, comprised of $495.6 million for the Prairie Facility and $238.4 million for the Midwest Facility. After federal and state income taxes of approximately $182.2 million and transaction expenses, the Company anticipates its net proceeds from the asset sales to be approximately $522.5 million, resulting in an aggregate gain on sales of approximately $600.0 million after transaction costs.

On August 4, 2026, the BOD authorized an increase to the Company's existing share repurchase program pursuant to which CoreCivic may purchase up to an additional $500.0 million in shares of CoreCivic's outstanding common stock. As a result of the increase, the aggregate authorization under CoreCivic's repurchase program increased from $700.0 million shares of common stock to up to $1.2 billion shares of common stock. Since the share repurchase program was authorized in May 2022, the Company has repurchased a total of 28.1 million shares at an aggregate cost of $444.2 million, or $15.82 per share, excluding fees, commissions and other costs related to the repurchases. CoreCivic did not repurchase any shares during the second quarter of 2026. Including the increased authorization, CoreCivic has $755.8 million remaining under the share repurchase program.

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
•
fluctuations in our operating results because of, among other things, changes in occupancy levels; competition; contract renegotiations or terminations including as a result of a change in facility ownership; inflation and other increases in costs of operations, including a rise in labor costs; fluctuations in interest rates and risks of operations;
•
government budget uncertainty, the impact of debt ceilings and government shutdowns, including partial shutdowns, and changing budget priorities;
•
our ability to successfully identify and consummate future development and acquisition opportunities, integrate their operations, and realize projected returns resulting therefrom;
•
our ability to successfully consummate the sales of additional company-owned assets, including the potential sale of additional facilities to ICE, on a timely basis and on commercially favorable terms; and
•
the availability of debt and equity financing on terms that are favorable to us, or at all.

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

OVERVIEW

The Company

We are a diversified government-solutions company with the scale and experience needed to solve tough government challenges in flexible, cost-effective ways. We provide a broad range of solutions to government partners that help build safer, healthier, and more productive communities one person at a time through residential corrections, detention, and reentry management, complementary service offerings to the corrections industry that include pharmaceutical, transportation, and alternatives to incarceration, and government real estate solutions.

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States. As of June 30, 2026, through our CoreCivic Residential segment, we operated 64 correctional, detention, and reentry facilities, 60 of which we owned or controlled via a long-term lease, with a total design capacity of approximately 72,000 beds. Through our CoreCivic Services segment, we provided mail order pharmacy services to over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states, as well as transportation and electronic monitoring and case management services. In addition, through our CoreCivic Properties segment, we owned five properties held for lease to government agencies, with a total design capacity of approximately 8,000 beds.

In addition to providing fundamental residential services, our correctional, detention, and residential reentry facilities offer a variety of rehabilitation and educational programs, including basic education, faith-based services, life skills and employment training, and substance abuse treatment. These services are intended to help reduce recidivism and to prepare individuals in our care for their successful reentry into society upon their release. We also provide or make available to individuals in our care certain health care services (including medical, dental, and mental health services), food services, and work and recreational programs. We have been a flexible and dependable partner for government for over 40 years.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, or OBBBA. OBBBA appropriates a total of $75 billion in mandatory funding to ICE for immigration enforcement activities and to increase detention capacity. Specifically, OBBBA appropriates $45 billion for single adult alien detention capacity and family residential center capacity. This funding is a significant increase in funding historically provided to ICE for border security and immigration detention. The funding will remain available through September 30, 2029, and is in addition to base annual appropriations during that time period. The additional funding is also being used by the Department of Homeland Security, or DHS, to hire nearly 10,000 new ICE officers to implement the immigration enforcement initiatives. On June 10, 2026, President Trump signed into law an approximate $70 billion budget reconciliation bill, the "Secure America Act", which secures total funding to the DHS for ICE and Customs and Border Protection, or CBP, through September 30, 2029.

Given the legislative and executive actions mentioned above, among others, we believe the short-term growth opportunities of our business are particularly attractive as federal government agencies consider their emergent needs. During 2025, ICE began to utilize additional bed capacity in our portfolio at facilities with existing contracts, we signed new contracts to activate five previously idled facilities, and we have been in discussion with ICE to activate additional idle facilities. The number of people we care for under contracts with ICE has increased by approximately 6,000 individuals, or 59.6%, from the beginning of 2025 through June 30, 2026. As of June 30, 2026, we had five idle correctional facilities containing approximately 7,000 beds that are operated with a core staffing complement to remain currently available and that are being actively marketed as solutions to the correctional or detention needs of potential customers. On August 3, 2026, we were awarded a new contract with ICE to utilize one of these facilities, our 1,600-bed Prairie Correctional Facility located in Appleton, Minnesota, or the Prairie Facility, a facility that has been idle since 2010.

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

Effective March 7, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas, or the Midwest Facility. The letter agreement authorized initial funding up to $5.0 million with maximum funding up to $22.6 million for a six-month period while we worked to negotiate and execute a longer-term contract. On September 29, 2025, we announced that we entered into a new contract with ICE effective September 7, 2025. The City of Leavenworth filed a lawsuit alleging that a Special Use Permit, or SUP, was required to activate the facility, which resulted in a delay in the intake process. In December 2025, we filed an application for the SUP, and subsequently obtained approval for the SUP on March 11, 2026. We began accepting detainees at the Midwest Facility on March 12, 2026. The new agreement, which expires September 6, 2027, provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations. As of June 30, 2026, we cared for 379 individuals at the facility. On August 4, 2026, we sold the Midwest Facility to DHS, and we continue to manage the facility in accordance with the existing management agreement for the Midwest Facility with ICE.

On April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 2,560-bed California City Detention Facility, or the California City Facility. The letter agreement authorized initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while we worked to negotiate and execute a long-term contract. We began receiving ICE detainees at our California City Facility during August 2025, under terms of the letter agreement. On September 29, 2025, we announced that we entered into a new two-year contract with ICE effective September 1, 2025. As of June 30, 2026, we cared for 1,674 individuals at the facility. On November 12, 2025, a putative class action case was filed by seven ICE detainees against ICE, seeking injunctive relief related to operation of the facility. The case was filed by attorneys affiliated with three non-governmental organizations. We are not currently a party to the lawsuit, but moved to intervene to seek appeal of the class certification order. The injunctive relief sought by Plaintiffs could impact operation of the California City Facility. On February 6, 2026, the Northern District of California Court provisionally granted class certification, and ordered ICE to ensure access to medical care, disability accommodations, and recreation opportunities to detainees housed at the California City Facility. On March 30, 2026, the case was transferred to the Eastern District of California. If Plaintiffs continue to pursue injunctive relief and the Court orders such relief as requested, such relief could negatively impact the financial performance of the facility. See Note 8 of the Notes to the Consolidated Financial Statements contained in this

Quarterly Report for further discussion of the pending litigation. On July 2, 2026, we sold the California City Facility to DHS, and we continue to manage the facility in accordance with the existing management agreement for the California City Facility with ICE.

On August 14, 2025, we announced that we had been awarded a new contract through an IGSA with ICE to resume operations at our previously idled 600-bed West Tennessee Detention Facility in Mason, Tennessee. The West Tennessee facility had been idle since September 2021. The IGSA expires in August 2030 and may be further extended through bilateral modification. We began receiving ICE detainees at the West Tennessee facility during September 2025, and as of June 30, 2026, we cared for 523 individuals at the facility.

On October 1, 2025, we announced that we had been awarded a new contract through an IGSA between the Oklahoma Department of Corrections and ICE to resume operations at our previously idled 2,160-bed Diamondback Correctional Facility in Watonga, Oklahoma. The Diamondback facility had been idle since 2010. The new contract commenced on September 30, 2025, expires in September 2029, and may be further extended through bilateral modification. We began receiving detainees in December 2025, and as of June 30, 2026, we cared for 1,522 individuals at the facility.

ICE has also publicly expressed a desire to own detention facilities in certain locations. On July 2, 2026, we completed the sales of our California City Facility and our 1,994-bed Otay Mesa Detention Center in San Diego, California, or the Otay Mesa Facility, to the United States of America and its assigns, by and through DHS for an aggregate gross sales price of $1.5 billion, comprised of $732.6 million for the California City Facility and $739.2 million for the Otay Mesa Facility. After federal and state income taxes of approximately $0.4 billion and transaction expenses, we anticipate net proceeds from the asset sales to be approximately $1.1 billion.

Further, on August, 4, 2026, we completed the sales of our 1,600-bed Prairie Facility and our 1,033-bed Midwest Facility also to the United States of America and its assigns, by and through the DHS for an aggregate gross sales price of $734.0 million, comprised of $495.6 million for the Prairie Facility and $238.4 million for the Midwest Facility. After federal and state income taxes of approximately $182.2 million and transaction expenses, we anticipate net proceeds from the asset sales to be approximately $522.5 million.

We expect to continue to manage the facilities sold to DHS under the existing management contracts with ICE related to each facility, although the terms of the management contracts may be modified to reflect the change in ownership. However, we can provide no assurance that we will continue to manage these facilities in the future, or that the terms of the existing management agreements will remain the same. The management contract for the California City Facility expires in August 2027, and the management contract for the Otay Mesa Facility expires in December 2029 and contains a five-year extension option. The management contracts for the Prairie Facility and the Midwest Facility expire in August 2031 and September 2027, respectively. In addition to these asset sales, we have recently begun discussions with ICE about the potential acquisition of additional detention facilities from the Company. These discussions are in preliminary stages, and we can provide no assurance that any additional sales will occur.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements in this Quarterly Report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available which, by their nature, are subject to an inherent degree of uncertainty. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from our estimates. A summary of our significant accounting policies is described in our 2025 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those related to idle facilities and asset impairments and self-funded insurance reserves. For a discussion of our critical accounting policies and estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" presented in our 2025 Form 10-K. There were no newly identified critical accounting policies during the first six months of 2026, nor were there any material changes to the critical accounting policies and estimates discussed in our 2025 Form 10-K.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional, detention, and reentry facilities we operated, including 60 we owned and four owned by our government partners (CoreCivic Residential), and the number of facilities we leased to government agencies (CoreCivic Properties), and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities in operation for the periods presented:

	Effective	CoreCivic
	Date	Residential	Properties	Total
Facilities as of December 31, 2024		63	6	69
Resumption of operations at the Dilley Facility	March 2025	1	—	1
Transition of the California City Facility to the Residential segment upon activation of a contract with ICE	April 2025	1	(1)	—
Acquisition of the Farmville Detention Center in Farmville, Virginia	July 2025	1	—	1
Sale of an idled residential reentry center in Colorado	September 2025	(1)	—	(1)
Sale of an idled non-core facility in California	December 2025	(1)	—	(1)
Facilities as of December 31, 2025 and June 30, 2026		64	5	69

Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025

Net income was $37.1 million, or $0.37 per diluted share, for the three months ended June 30, 2026, compared with net income of $38.5 million, or $0.35 per diluted share, for the three months ended June 30, 2025. Net income was $75.1 million, or $0.76 per diluted share, for the six months ended June 30, 2026, compared with net income of $63.7 million, or $0.58 per diluted share, for the six months ended June 30, 2025. Financial results for the three and six months ended June 30, 2026 reflect $0.7 million and $3.1 million, respectively, of expenses associated with mergers and acquisitions, as further described hereinafter. For the three and six months ended June 30, 2026, income tax expense reflects a net benefit of $0.2 million and $0.9 million, respectively, associated with this special item. Financial results for the three and six months ended June 30, 2025 reflect $1.5 million of expenses associated with mergers and acquisitions, as further described hereinafter. For the three and six months ended June 30, 2025, income tax expense reflects a net benefit of $0.4 million associated with this special item.

Our Current Operations

On April 1, 2026, we acquired Clinical Solutions Pharmacy, or CSP, one of the largest providers of mail order pharmacy services to correctional facilities in the United States, servicing over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states. As a result of this acquisition and to better reflect our operational strategy, during the second quarter of 2026, we changed our reporting segments to align our financial reporting with the manner in which we manage our businesses. As a result, beginning in the second quarter of 2026, we redefined our operating and reportable segments as follows:

•
CoreCivic Residential segment, consisting of the 64 correctional, detention, and reentry facilities we manage, 60 of which we owned or controlled via a long-term lease and four of which are owned by third parties, with a design capacity of 72,000 beds. Subsequent to quarter-end, we sold four detention facilities we owned, although we continue to manage these facilities.
•
CoreCivic Services segment, representing the delivery of complementary services to the corrections industry through our wholly-owned subsidiaries, including CSP, TransCor America, LLC, or TransCor, and Recovery Monitoring Solutions, or RMS. TransCor provides transportation services to governmental agencies and CoreCivic, while RMS provides electronic monitoring and case management services as alternatives to incarceration; and
•
CoreCivic Properties segment, consisting of the five correctional real estate properties held for lease to government agencies, with a total design capacity of approximately 8,000 beds.

The following table sets forth our segment net operating income for the three and six months ended June 30, 2026 and 2025 as a percentage of total net operating income. For additional information, see Note 10 to the financial statements included in Part I.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Segment NOI %:
Residential	92.4%	97.7%	94.7%	97.8%
Services	6.1%	0.5%	3.7%	0.6%
Properties	1.5%	1.8%	1.6%	1.6%

Total revenue consists of management revenue we generate through CoreCivic Residential in the operation of correctional, detention, and reentry facilities, as well as the revenue we generate through CoreCivic Services from the operations of CSP, TransCor and RMS. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue by segment for the three and six months ended June 30, 2026 and 2025 (in millions). (The revenue amounts for the Services segment are net of intercompany eliminations):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Residential revenue:
Federal	$365.8	$287.6	$78.2	27.2%
State	209.6	199.6	10.0	5.0%
Local	10.5	12.3	(1.8)	(14.6%)
Other	29.0	23.8	5.2	21.8%
Total Residential revenue	614.9	523.3	91.6	17.5%
Services revenue	65.3	10.2	55.1	540.2%
Properties revenue	4.7	4.7	—	—
Other revenue	—	—	—	—
Total revenue	$684.9	$538.2	$146.7	27.3%

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Residential revenue:
Federal	$723.9	$528.9	$195.0	36.9%
State	415.3	398.2	17.1	4.3%
Local	20.6	24.5	(3.9)	(15.9%)
Other	55.4	47.1	8.3	17.6%
Total Residential revenue	1,215.2	998.7	216.5	21.7%
Services revenue	75.0	18.7	56.3	301.1%
Properties revenue	9.4	9.3	0.1	1.1%
Other revenue	—	0.1	(0.1)	(100.0%)
Total revenue	$1,299.6	$1,026.8	$272.8	26.6%

Total operating expenses amounted to $536.0 million and $398.3 million for the three months ended June 30, 2026 and 2025, respectively, while total operating expenses for the six months ended June 30, 2026 and 2025, amounted to $1,003.7 million and $773.1 million, respectively. Total operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and reentry facilities, as well as those expenses incurred in the operations of CSP, TransCor and RMS. Total operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 61% of our total operating expenses during both the six months ended June 30, 2026 and 2025.

CoreCivic Residential

CoreCivic Residential includes the operating results of the correctional, detention, and reentry facilities that we operated during each period. Total revenue generated by CoreCivic Residential increased $91.6 million, or 17.5%, from $523.3 million during the three months ended June 30, 2025 to $614.9 million during the three months ended June 30, 2026, and increased $216.5 million, or 21.7%, from $998.7 million during the six months ended June 30, 2025 to $1,215.2 million during the six months ended June 30, 2026. CoreCivic Residential net operating income increased $1.0 million, or 0.7%, from $136.6 million during the three months ended June 30, 2025 to $137.6 million during the three months ended June 30, 2026, and increased $32.4 million, or 13.1%, from $248.0 million during the six months ended June 30, 2025 to $280.4 million during the six months ended June 30, 2026. During the three and six months ended June 30, 2026, CoreCivic Residential generated 92.4% and 94.7%, respectively, of our segment net operating income, compared with 97.7% and 97.8%, respectively, during the three and six months ended June 30, 2025. The decline in both periods was a result of the acquisition of CSP reported in our CoreCivic Services segment.

Facility Operations. A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage in our Residential segment is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one individual in our care for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an individual in our care. We believe the measurement is useful because we are compensated for operating and managing facilities at a per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which are largely dependent upon the number of individuals in our care we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and reentry facilities placed into service that we owned or managed were as follows for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
CoreCivic Residential Facilities:
Revenue per compensated man-day	$119.88	$106.44	$118.20	$104.63
Operating expenses per compensated man-day:
Fixed expense	68.27	57.39	66.54	57.51
Variable expense	24.78	21.27	24.38	21.15
Total	93.05	78.66	90.92	78.66
Operating income per compensated man-day	$26.83	$27.78	$27.28	$25.97
Operating margin	22.4%	26.1%	23.1%	24.8%
Average compensated occupancy	78.4%	76.8%	79.0%	76.9%
Average available beds	71,884	70,330	71,884	68,563
Average compensated population	56,363	54,026	56,801	52,735

Revenue. Total revenue in our Residential segment increased $91.6 million, or 17.5%, and $216.5 million, or 21.7%, for the three and six months ended June 30, 2026, respectively, as compared with the same periods in 2025. The increase in both the three- and six-month periods was primarily a result of an increase in revenue of $68.9 million and $139.5 million, respectively, driven primarily by an increase of 12.6% and 13.0%, respectively, in average revenue per compensated man-day. The increase in average revenue per compensated man-day in both periods primarily resulted from the effect of per diem increases at many of our facilities, along with a change in business mix. The increase in total revenue in both the three- and six-month periods was also a result of an increase in revenue of $22.7 million and $77.0 million, respectively, driven by an increase in average daily compensated population from 2025 to 2026.

Average daily compensated population increased 2,337, or 4.3%, to 56,363 during the three months ended June 30, 2026, compared to 54,026 during the three months ended June 30, 2025. Average daily compensated population increased 4,066, or 7.7%, to 56,801 during the six months ended June 30, 2026, compared to 52,735 during the six months ended June 30, 2025. The increase in average daily compensated population was primarily a result of an increase in occupancy largely due to higher ICE populations resulting from new contracts to reactivate the Dilley Facility, the California City Facility, our West Tennessee Detention facility, our Diamondback Correctional Facility, and the Midwest Facility. These five facilities accounted for an increase in average daily compensated population of 4,621 and 4,715 during the three and six months ended June 30, 2026, respectively, as compared with the same periods in 2025, and accounted for an increase in revenue of $88.0 million and $189.2 million during the three and six months ended June 30, 2026, respectively, as compared with the same periods in 2025. We currently expect average daily compensated populations and revenue to continue to increase in the second half of 2026 as a result of these new contracts. In addition, our acquisition of the Farmville Detention Center effective July 1, 2025 also contributed to the increase in average daily compensated population. At June 30, 2026, we cared for 698 individuals at the Farmville facility. Partially offsetting these increases in average daily compensated population, ICE populations in our care at facilities other than those recently activated declined during both periods as a result of a recent decline in detention populations nationwide, as further discussed hereinafter. Average daily compensated occupancy in our Residential segment was 78.4% and 76.8% during the three months ended June 30, 2026 and 2025, respectively, and was 79.0% and 76.9% during the six months ended June 30, 2026 and 2025, respectively. This increase in average daily compensated occupancy during the six-month period occurred despite an increase in average available beds due to the activation and transfer of the 2,560-bed California City Facility from the Properties segment to the Residential segment effective April 1, 2025. We began receiving ICE detainees at the California City Facility during August 2025 and, as of June 30, 2026, we cared for 1,674 individuals at the facility.

On August 3, 2026, we were awarded a new contract with ICE to utilize our 1,600-bed Prairie Facility located in Appleton, Minnesota, a facility that has been idle since 2010. The new contract commences on August 11, 2026, for a term of five years. The agreement provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations. Once the facility is fully activated, we expect this facility to generate total annual revenue of approximately $75.0 million. We expect to begin receiving detainees in the fourth quarter of 2026, with activation estimated to be complete in the second quarter of 2027.

The solutions we provide to our federal customers, including primarily ICE and the U.S Marshals Service, or USMS, continue to be a significant component of our business. The federal customers in our Residential segment generated approximately 53% of our total revenue for both the three months ended June 30, 2026 and 2025, increasing $78.2 million, or 27.2%, during the three months ended June 30, 2026 as compared with the same period in 2025. The federal customers in our Residential segment generated approximately 56% and 52% of our total revenue for the six months ended June 30, 2026 and 2025, respectively, increasing $195.0 million, or 36.9%, during the six months ended June 30, 2026 as compared with the same period in 2025. The increase in federal revenue was primarily a result of increased occupancy at certain facilities, particularly those where we have contracts with ICE, and per diem increases.

As previously described, several executive and legislative actions have gone into effect since the inauguration of President Trump on January 20, 2025 that have resulted in an increase in the number of people detained by ICE, including in our detention facilities where we have existing contracts.

In addition, as previously mentioned, demand from ICE has resulted in the activation of five previously idled facilities. The following table presents the estimated total annual revenue from each of these activated facilities:

		Estimated
	Design	Annual Revenue
Facility	Capacity	(in thousands)
Dilley Immigration Processing Center	2,400	$180,000
West Tennessee Detention Facility	600	30,000
Midwest Regional Reception Center	1,033	60,000
California City Detention Facility	2,560	130,000
Diamondback Correctional Facility	2,160	100,000
	8,753	$500,000

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $10.0 million, or 5.0%, from the second quarter of 2025 to the second quarter of 2026. State revenues increased $17.1 million, or 4.3%, from the six months ended June 30, 2025 to the comparable period in 2026. State revenues in both periods increased primarily as a result of per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. State revenues also increased due to increases in average daily populations at certain of our facilities.

Operating Expenses. Operating expenses in the Residential segment increased $90.5 million, or 23.4%, during the second quarter of 2026 as compared with the same period in 2025, and increased $184.0 million, or 24.5%, during the six months ended June 30, 2026 as compared with the same period in 2025. Operating expenses increased primarily as a result of wage increases across our portfolio. In addition, wages and other operating expenses have increased as a result of an increase in our overall staffing levels in response to the increasing demand from the federal government for capacity at our correctional and detention facilities, particularly from ICE, due to changes in immigration policies under the current presidential administration. The increase in operating expenses in both the three- and six-month periods includes start-up related expenses at our Midwest Facility during the first quarter of 2026, when we officially activated the facility and began accepting residential populations from ICE following receipt of an SUP during the quarter. These activation-related expenses continued into the second quarter of 2026. In addition, operating expenses increased during the three and six months ended June 30, 2026 as compared to the same periods in 2025 as a result of the acquisition of the Farmville Detention Center on July 1, 2025.

The increase in operating expenses during the three and six months ended June 30, 2026, as compared with the same periods in 2025, was also a result of employee retention credits, or ERCs, received in the amount of $8.3 million and $11.0 million during the three and six months ended June 30, 2025, respectively, compared with $5.6 million received during the first quarter of 2026, which represented the final payment expected to be received related to ERCs. The ERCs were made available to eligible businesses that had employees and were affected during the COVID-19 pandemic under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and was extended through June 30, 2021. The CARES Act, among other things, incentivized companies to retain employees through an ERC, which compensates employers for wages of employees that were retained and could not perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions.

Total expenses per compensated man-day increased to $93.05 during the three months ended June 30, 2026 from $78.66 during the three months ended June 30, 2025, and increased to $90.92 during the six months ended June 30, 2026 from $78.66 during the same period in the prior year. Expenses per compensated man-day increased in both periods as a result of start-up expenses at the California City Facility, our Midwest Facility, our West Tennessee Detention Facility, and our Diamondback Correctional Facility, as we had not yet reached stabilized occupancy at these facilities. The increase in total expenses per compensated man-day includes the effect of the termination of the funding of the IGSA associated with the Dilley Facility effective August 9, 2024. The IGSA was subsequently amended and operations resumed at the Dilley Facility in March 2025. These incremental operating expenses were also a result of the timing of ERCs received, as previously mentioned.

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

Variable expenses per compensated man-day increased to $24.78 during the three months ended June 30, 2026, from $21.27 during the same period in the prior year, or 16.5%, and increased to $24.38 during the six months ended June 30, 2026 from $21.15 during the same period in the prior year, or 15.3%. The increase in variable expenses per compensated man-day in both periods was primarily due to the start-up expenses at four previously idle facilities and the resumption of operations at our Dilley Facility on March 5, 2025, combined with the effect of an elevated inflation rate applicable to our variable expenses.

Operating Margins. Operating margins during the three and six months ended June 30, 2026 were negatively impacted by the decrease in ERCs received during the three and six months ended June 30, 2026 as compared to the same periods in 2025. In addition, operating margins were negatively impacted by a recent decline in ICE populations in our care at facilities other than those we recently activated, as further discussed below. Operating margins in the CoreCivic Residential segment were positively impacted during the three and six months ended June 30, 2026 by the activations of our previously idled 2,560-bed California City facility, our 600-bed West Tennessee facility, our 2,160-bed Diamondback facility, and our 1,033-bed Midwest Facility. While these four facilities continue to be in various stages of activation, they generated operating income of $21.1 million and $32.0 million during the three and six months ended June 30, 2026, respectively, in the aggregate. We anticipate these facilities will continue to contribute to an increase in operating margins in future quarters as we expect the occupancy at these facilities to continue to increase. Total revenue at these four facilities was $80.1 million and $142.0 million during the three and six months ended June 30, 2026, respectively. We expect the activation of the Prairie Facility to negatively impact margins during the second half of 2026 as we hire staff and incur expenses to prepare to receive detainees.

Operating margins were also positively impacted during the first six months of 2026 as compared to the same period of 2025 by the resumption of operations at the Dilley Facility. On March 5, 2025, we announced that we had agreed under an amendment to an IGSA to resume operations and care for up to 2,400 individuals at the Dilley Facility. The amended IGSA provides for a fixed monthly payment in accordance with a graduated schedule during the first six months of the agreement to correlate with the activation of the five neighborhoods within the facility, each designed to accommodate up to 480 individuals. Activation of the Dilley Facility was completed in September 2025. Previously, after nearly ten years of operation, we received notification from ICE on June 10, 2024 of its intent to terminate funding of the IGSA for services at the Dilley Facility effective August 9, 2024. We did not operate the Dilley Facility from August 9, 2024 until the resumption of operations at the facility on March 5, 2025. The operating margin at the Dilley Facility exceeds the average operating margin of our portfolio due to the size and scalability of expenses, and due to the unique design and specialized services provided at the facility. Total revenue at the Dilley Facility increased to $46.2 million and $92.1 million during the three and six months ended June 30, 2026, respectively, from $26.3 million and $31.8 million during the same periods in 2025.

In late January 2026, nationwide ICE detention populations were at a historical high of approximately 70,800 individuals, an increase of approximately 1,000 individuals from the end of the fourth quarter of 2025. However, the government shutdown that centered around DHS funding, a reorganization of DHS leadership, and the subsequent impact to enforcement activities, including redeployment of ICE agents to Transportation Security Administration checkpoints, led to a decrease of approximately 10,500 in detention populations nationwide by early April 2026 to approximately 60,300. Since April 2026, ICE detention populations have increased to approximately 65,600 individuals. ICE populations in our care declined by approximately 2,500 individuals from late January 2026 through March 31, 2026. However, while we are still below the January 31, 2026 population level, ICE populations in our care increased by approximately 1,500 individuals from March 31, 2026 through June 30, 2026. While we cannot predict if and how quickly ICE populations will continue to grow, we believe the current presidential administration's commitment to border security and deportation remains unchanged. For example, on June 10, 2026, President Trump signed into law an approximate $70 billion budget reconciliation bill, the "Secure America Act", which secures total funding to the DHS for ICE and CBP through September 30, 2029. Accordingly, we expect demand from the federal government for correctional and detention facilities in our Residential segment will ultimately increase from current levels. This anticipated increase in demand could result in higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. The activation of our idle correctional and detention facilities, such as at the Prairie Facility resulting from a new management contract with ICE as previously mentioned, generally requires three to six months to hire, train, and prepare our facilities to accept residential populations, which, depending on the contract structure, could result in substantial expense before we are able to realize additional revenue. However, it is possible that ICE could continue to seek alternative forms of detention capacity, diverting potential utilization away from our facilities. For example, ICE has increased its use of military bases (domestically and at Guantanamo Bay), soft-sided facilities, idled or under-utilized facilities owned and operated by the BOP, facilities owned by state and local government agencies, international options, and has considered using warehouse-based real estate assets for use in ICE detention. Therefore, we can provide no assurance that the federal government will continue to increase the utilization of our available capacity, or that it will not decrease utilization of our capacity.

Facility Management Contracts. We enter into facility management contracts to provide bed capacity and management services to governmental entities in our Residential segment for terms typically ranging from one to five years, with additional renewal periods at the option of the contracting governmental agency. Accordingly, a substantial portion of our facility management contracts are scheduled to expire each year, notwithstanding contractual renewal options that a government agency may exercise. Although we generally expect these customers to exercise renewal options or negotiate new contracts with us, one or more of these contracts may not be renewed by the corresponding governmental agency. Further, our government partners can generally terminate our management contracts for non-appropriation of funds or for convenience.

During 2024, ICE issued a request for proposal, or RFP, for up to 600 beds in New Jersey. We offered the 300-bed Elizabeth Detention Center under this RFP. Our management contract at the Elizabeth Detention Center has continued under numerous short-term extensions, including most recently through May 31, 2026. During the second quarter of 2026, we agreed to extend the contract with ICE at this facility through May 31, 2031. However, we lease the Elizabeth facility from a third party under a lease agreement scheduled to expire on June 30, 2027. We can provide no assurance that we will be able to extend the lease, which could result in the termination of our contract with ICE if we are unable to extend the lease agreement or identify an alternative place of performance acceptable to ICE. We generated total revenue of $5.6 million and $11.2 million at this facility during the three and six months ended June 30, 2026, respectively. At June 30, 2026, we cared for 256 detainees at this facility under terms of the most recently extended contract.

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

We continue to manage the California City Facility and the Otay Mesa Facility, two facilities we sold on July 2, 2026, and the Prairie Facility and the Midwest Facility, two facilities we sold on August 4, 2026, under the existing management contracts with ICE related to each facility, although the terms of the management contracts may be modified in the future to reflect the change in ownership. However, since all of our contracts with ICE provide it with the ability to terminate our contracts for non-appropriation of funds or for convenience, we can provide no assurance that we will continue to manage these facilities in the future or that the terms will remain the same. The management contract for the California City Facility expires in August 2027, and the management contract for the Otay Mesa Facility expires in December 2029 and contains a five-year extension option. The management contracts for the Prairie Facility and the Midwest Facility expire in August 2031 and September 2027, respectively. In addition to these asset sales, we have recently begun discussions with ICE about the potential acquisition of additional detention facilities from the Company. These discussions are in preliminary stages, and we can provide no assurance that any additional sales will occur.

CoreCivic Services

CoreCivic Services includes the operating results of the complementary services we provide to the corrections industry, including CoreCivic, through our wholly-owned subsidiaries, CSP, TransCor, and RMS. CSP was acquired on April 1, 2026, contributing to the increases in revenues, operating expenses, and net operating income over the comparable periods in 2025. Total revenue, before intercompany eliminations, generated by CoreCivic Services increased $69.6 million, from $19.2 million during the three months ended June 30, 2025 to $88.7 million during the three months ended June 30, 2026, and increased $76.4 million, from $37.0 million during the six months ended June 30, 2025 to $113.4 million during the six months ended June 30, 2026. CoreCivic Services' facility net operating income, also before intercompany eliminations, increased $8.3 million, from $0.7 million during the three months ended June 30, 2025 to $9.0 million during the three months ended June 30, 2026, and increased $9.3 million, from $1.6 million during the six months ended June 30, 2025 to $10.9 million during the six months ended June 30, 2026. During the three and six months ended June 30, 2026, CoreCivic Services generated 6.1% and 3.7%, respectively, of our segment net operating income, compared with 0.5% and 0.6%, respectively, during the three and six months ended June 30, 2025.

On April 1, 2026, we acquired CSP, one of the largest providers of mail order pharmacy services to correctional facilities in the United States, serving over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states. The acquisition was consummated through the acquisition of 100% of the ownership interests of CS Solutions Intermediate Holdings, LLC. The aggregate purchase price of $199.8 million, includes an estimated earn-out and the acquisition of working capital accounts, but excludes $3.1 million of transaction-related expenses incurred through June 30, 2026. The initial purchase price of $148.0 million, excluding the earn-out, was funded with cash on hand and borrowings under our revolving credit facility. The earn-out, which is based on specified financial targets in 2026, was estimated at a fair value of $51.8 million at June 30, 2026, and the fair value will be remeasured each reporting period until settled in cash, expected in the first half of 2027. The results of operations for this business combination have been included in our consolidated financial statements from the date of the acquisition on April 1, 2026.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to government agencies during each period. Total revenue generated by CoreCivic Properties stayed the same at $4.7 million during the three months ended June 30, 2026 and 2025, and increased $0.1 million, from $9.3 million during the six months ended June 30, 2025 to $9.4 million during the six months ended June 30, 2026. CoreCivic Properties' facility net operating income decreased $0.2 million, from $2.5 million during the three months ended June 30, 2025 to $2.3 million during the three months ended June 30, 2026, and increased $0.6 million, from $4.1 million during the six months ended June 30, 2025 to $4.7 million during the six months ended June 30, 2026. During the three and six months ended June 30, 2026, CoreCivic Properties generated 1.5% and 1.6%, respectively, of our segment net operating income, compared with 1.8% and 1.6% during the three and six months ended June 30, 2025, respectively.

On December 6, 2022, we received notice from the California Department of Corrections and Rehabilitation of its intent to terminate the lease agreement for our 2,560-bed California City Facility by March 31, 2024, due to the state's declining inmate population. The California City Facility was idled effective April 1, 2024. Effective April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at the California City Facility, and on September 29, 2025, we announced that we were awarded a new two-year contract at this facility. We began receiving detainees at the California City facility in August 2025. Because we are now operating the facility rather than leasing it, the California City Facility transitioned from our Properties segment to our Residential segment during the second quarter of 2025. Facility net operating loss was $0.9 million during the first quarter of 2025 at the California City Facility while the facility was still being reported in our Properties segment.

General and administrative expenses

For the three months ended June 30, 2026 and 2025, general and administrative expenses totaled $44.1 million and $43.9 million, respectively, while general and administrative expenses totaled $87.8 million and $79.9 million during the six months ended June 30, 2026 and 2025, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses for the three and six months ended June 30, 2026 included $0.7 million and $3.1 million, respectively, of expenses associated with the acquisition of CSP, compared with $1.5 million during the three and six months ended June 30, 2025, primarily associated with the acquisition of the Farmville Detention Center. General and administrative expenses increased in the three- and six-month periods as a result of an increase in incentive compensation, corporate salaries, transitional expenses related to executive leadership changes, and expenses associated with software-as-a-service for a new enterprise resource planning system we began implementing during the first quarter of 2026. Our implementation of such enterprise resource planning system will continue during the remainder of 2026 and 2027.

Depreciation and amortization

For the three months ended June 30, 2026 and 2025, depreciation and amortization expense totaled $35.8 million and $31.1 million, respectively, while depreciation and amortization expense totaled $69.1 million and $61.6 million during the six months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense increased in both the three- and six-month periods primarily as a result of additional expense resulting from the acquisitions of the Farmville Detention Center on July 1, 2025 and CSP on April 1, 2026. The increase in depreciation and amortization expense was also a result of capital expenditures made during 2025 and the first six months of 2026 associated with previously idled facilities being activated and for additional potential idle facility activations, in order to prepare these facilities to quickly accept residential populations if opportunities arise, as well as to provide increased transportation services.

Interest expense, net

Interest expense is reported net of interest income and capitalized interest for the three and six months ended June 30, 2026 and 2025. Gross interest expense was $26.2 million and $18.4 million for the three months ended June 30, 2026 and 2025, respectively, and was $48.9 million and $36.8 million for the six months ended June 30, 2026 and 2025, respectively. Gross interest expense was based on outstanding borrowings under our revolving credit facility, or Revolving Credit Facility, and our two outstanding term loans, our Initial Term Loan and our Incremental Term Loan, as further described hereinafter, or collectively, our Bank Credit Facility. Gross interest expense was also based on our outstanding senior unsecured notes and our outstanding non-recourse mortgage note, as well as the amortization of loan costs and unused facility fees. Gross interest income was $3.1 million and $5.9 million for the three months ended June 30, 2026 and 2025, respectively, and was $7.5 million and $9.0 million, for the six months ended June 30, 2026 and 2025, respectively. Gross interest income is earned on investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the

Kansas Department of Corrections, which commenced in January 2020, and amounted to $2.0 million for both the three months ended June 30, 2026 and 2025, and $4.0 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, interest income also included $2.0 million for interest collected from the Internal Revenue Service on our ERCs, while interest income during the three and six months ended June 30, 2025, included $3.2 million and $3.7 million, respectively, for interest collected on our ERCs. Total capitalized interest was $0.8 million and $1.4 million during the three and six months ended June 30, 2026. Net interest expense during the three and six months ended June 30, 2026 increased, as compared to the same periods in 2025, as a result of an increase in our average outstanding debt balance. We expect net interest expense to decrease meaningfully in the second half of 2026 due to debt paydowns using a portion of the net proceeds received from the third quarter facility sales described herein.

Based on our total leverage ratio, since June 30, 2024 through December 31, 2025, interest on loans under our Bank Credit Facility bore interest at a base rate plus a margin of 1.75% or at the Secured Overnight Financing Rate plus a margin of 2.75%, and a commitment fee equal to 0.35% of the unfunded balance of the Revolving Credit Facility. During the first and second quarters of 2026, due to an increase in our total leverage ratio, interest rates on outstanding borrowings under the Bank Credit Facility increased by 0.25% and the commitment fee increased to 0.40% of the unfunded balance of the Revolving Credit Facility.

Income tax expense

We recorded an income tax expense of $10.4 million and $13.7 million for the three months ended June 30, 2026 and 2025, respectively, and $24.8 million and $20.7 million for the six months ended June 30, 2026 and 2025, respectively. The income tax expense related to operations for the six months ended June 30, 2026 and 2025 was net of an income tax benefit associated with stock-based compensation vesting amounting to $0.3 million and $2.5 million, respectively. The income tax benefit related to operations for the three and six months ended June 30, 2026 included an income tax benefit of $0.2 million and $0.9 million, respectively, for expenses associated with mergers and acquisitions. Income tax expense related to operations for the three and six months ended June 30, 2025 was also net of an income tax benefit of $0.4 million associated with the acquisition of the Farmville Detention Center.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are for working capital, capital expenditures, and debt service payments, as well as outstanding commitments and contingencies, as further discussed in the Notes to the Consolidated Financial Statements contained in this Quarterly Report. We may also use our free cash flow to purchase our outstanding debt in open-market transactions, privately negotiated transactions or otherwise, or to return capital to our shareholders, which could include share repurchases and/or future dividends. Any future dividend is subject to our Board of Directors', or BODs', determinations as to the amount of distributions and the timing thereof, as well as limitations under the Company's debt covenants. Any debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual requirements, applicable securities laws requirements, alternative opportunities to deploy capital, and other factors.

During 2022, the BOD approved a share repurchase program to purchase up to $225.0 million of our common stock, which has subsequently been increased to up to $1.2 billion through a series of increases, including an increase most recently of $500.0 million on August 4, 2026. Repurchases of our outstanding common stock are made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, accelerated share repurchases or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and does not obligate us to purchase any particular amount of our common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. During the first six months of 2026, we completed the repurchase of 2.3 million shares of our common stock at a total cost of $44.7 million, or $19.08 per share, excluding costs associated with the share repurchase program. No shares were repurchased during the second quarter of 2026. As of June 30, 2026, we had repurchased a total of 28.1 million common shares at an aggregate cost of $444.2 million, or $15.82 per share, using cash on hand, cash provided by operations, and borrowing capacity under our Revolving Credit Facility, and had $755.8 million of repurchase authorization available under the recently expanded share repurchase program.

On July 2, 2026, we completed the sales of our California City Facility and our Otay Mesa Facility to the United States of America and its assigns, by and through DHS for an aggregate gross sales price of $1.5 billion, comprised of $732.6 million for the California City Facility and $739.2 million for the Otay Mesa Facility. After federal and state income taxes of approximately $0.4 billion and transaction expenses, the Company anticipates its net proceeds from the asset sales to be approximately $1.1 billion.

Further, on August, 4, 2026, we completed the sales of our Prairie Facility and our Midwest Facility also to the United States of America and its assigns, by and through the DHS for an aggregate gross sales price of $734.0 million, comprised of $495.6 million for the Prairie Facility and $238.4 million for the Midwest Facility. After federal and state income taxes of approximately $182.2 million and transaction expenses, we anticipate net proceeds from the asset sales to be approximately $522.5 million. The four recent asset sales provide us with significant liquidity and flexibility to execute our business plan.

In addition to these asset sales, we have recently begun discussions with ICE about the potential acquisition of additional detention facilities from the Company. These discussions are in preliminary stages, and we can provide no assurance that any additional sales will occur.

During 2025, we invested $75.0 million of capital expenditures associated with previously idled facilities we are activating and for additional potential idle facility activations, in order to prepare these facilities to quickly accept residential populations if opportunities arise, as well as to provide increased transportation services. We currently estimate capital expenditures of $35.0 million to $40.0 million in 2026 for this purpose, including $11.1 million and $20.6 million of expenditures incurred during the three and six months ended June 30, 2026, respectively. We could decide to incur additional capital expenditures in anticipation of additional activations if we have better visibility on specific needs and if the lead time to complete the capital expenditures exceeds the period needed to hire, train, and prepare a facility to accept residential populations. The substantial net proceeds received from the facility sales, combined with the significant reduction in capital expenditures expected on idle facilities in 2026, and an expectation of higher cash flows from operations in 2026 compared with 2025 primarily resulting from the activation of five idle facilities during 2025, is expected to provide us with more flexibility to deploy capital, which may include additional share repurchases (subject to restricted payment limitations in our debt agreements) debt reduction, and other growth opportunities.

We may also pursue attractive growth opportunities, including new development opportunities in our CoreCivic Properties segment, to meet the need to modernize outdated correctional infrastructure across the country, and explore potential opportunities to expand the scope of complementary non-residential correctional services we provide in our CoreCivic Services segment. We may also consider other opportunities for growth, including, but not limited to, potential acquisitions of correctional and detention facilities and businesses within our lines of business and those that provide complementary services, provided we believe such opportunities will enhance our business, diversify our cash flows, and/or increase the services we can provide to our customers, or when we believe the potential long-term returns justify the capital deployment.

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

Further, on April 1, 2026, we acquired CSP, one of the largest providers of mail order pharmacy services to correctional facilities in the United States, serving over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states. The acquisition was consummated through the acquisition of 100% of the ownership interests of CS Solutions Intermediate Holdings, LLC. The aggregate purchase price of $199.8 million includes an estimated earn-out and the acquisition of working capital accounts, but excludes $3.1 million of transaction-related expenses incurred through June 30, 2026. The initial purchase price of $148.0 million, excluding the earn-out, was funded with cash on hand and borrowings under our Revolving Credit Facility. The earn-out, which is based on specified financial targets in 2026, was estimated at a fair value of $51.8 million at June 30, 2026, and the fair value will be remeasured each reporting period until settled in cash, expected in the first half of 2027.

As of June 30, 2026, we had cash on hand of $108.9 million, and $273.3 million available under our Revolving Credit Facility. During the six months ended June 30, 2026 and 2025, we generated $146.8 million and $141.2 million, respectively, in cash through operating activities. We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand (including net proceeds received in connection with the aforementioned facility sales), cash flows from operations, and availability under our Revolving Credit Facility.

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

Debt

As of June 30, 2026, we had $238.5 million remaining aggregate principal amount outstanding of our 4.75% senior unsecured notes issued in October 2017 with an original principal amount of $250.0 million, or the 4.75% Senior Notes, and $500.0 million principal amount outstanding of the 8.25% Senior Notes, or collectively, the Senior Notes. In addition, we had $131.2 million outstanding under the non-recourse senior secured notes of CoreCivic of Kansas, LLC, a wholly-owned unrestricted subsidiary of ours, or the Kansas Notes, with a fixed stated interest rate of 4.43%, $107.8 million outstanding under our Initial Term Loan with a variable interest rate of 6.7%, $100.0 million outstanding under our Incremental Term Loan with a variable interest rate of 7.0%, and $280.0 million outstanding under our Revolving Credit Facility with a variable interest rate of 7.6%. We also had $21.7 million of letters of credit outstanding under our Revolving Credit Facility at June 30, 2026. As of June 30, 2026, our total weighted average effective interest rate was 7.5%, while our total weighted average maturity was 3.3 years. In the future, we could elect to use our free cash flow to purchase outstanding senior unsecured notes in open market transactions, privately negotiated transactions or otherwise. We could also use our effective shelf registration statement to issue additional debt securities when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable.

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

On April 10, 2026, we further amended our Bank Credit Facility to, among other things, obtain an Incremental Term Loan in the amount of $100.0 million from existing lenders under the Bank Credit Facility. We used the net proceeds from the Incremental Term Loan to pay down a portion of the amounts outstanding under the Revolving Credit Facility and for working capital and general corporate purposes. The Incremental Term Loan was scheduled to mature April 9, 2027, and bore interest at an applicable margin that is 0.25% in excess of the applicable margin in effect for the Initial Term Loan and Revolving Credit Facility, which are both subject to change based upon our consolidated total leverage ratio. The Incremental Term Loan was prepayable without penalty.

We used a portion of the net proceeds from the sales of our California City Facility and our Otay Mesa Facility to promptly repay the outstanding balance on the Revolving Credit Facility and the Incremental Term Loan. On July 13, 2026, we delivered an irrevocable notice to the holders of the 4.75% Senior Notes that we elected to redeem in full the 4.75% Senior Notes that remain outstanding on August 12, 2026. The principal amount of the outstanding 4.75% Senior Notes will be redeemed on August 12, 2026, at a redemption price equal to 100% of the principal amount of the then outstanding 4.75% Senior Notes, plus the applicable "make-whole" premium specified in the indenture, as supplemented, governing the 4.75% Senior Notes, plus accrued and unpaid interest on such 4.75% Senior Notes to, but not including, August 12, 2026. We expect to use the remaining net proceeds for general corporate purposes, which may include additional debt repayments and share repurchases of our common stock. The credit agreement governing the Bank Credit Facility, or the Credit Agreement, and the indenture governing the 8.25% Senior Notes, or the 2029 Notes Indenture, limit our ability to make certain restricted payments, including share repurchases. However, we are permitted to make unlimited restricted payments (i) under the Credit Agreement, to the extent our consolidated secured leverage ratio (as defined therein) for the most recently ended period of four consecutive fiscal quarters, calculated on a pro forma basis after giving effect to such restricted payment, would be equal to or less than 1.50 to 1.00 and no default exists thereunder, and (ii) under the 2029 Notes Indenture, to the extent our consolidated total leverage ratio (as defined therein) calculated on a pro forma basis after giving effect to such restricted payment would be equal to or less than 2.00 to 1.00.

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2026 was $146.8 million, compared with $141.2 million for the same period in the prior year. Cash provided by operating activities represents the year-to-date net income plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. Cash provided by operating activities was favorably impacted by an increase in total net operating income, defined as a reportable segment's revenue less operating expenses, of $42.3 million in the six months ended June 30, 2026 compared to the same period in the prior year, partially offset by a decrease in working capital balances of $26.0 million since December 31, 2025.

Investing Activities

Our net cash flow used in investing activities was $205.1 million for the six months ended June 30, 2026 and was primarily attributable to capital expenditures for facility development and expansions of $9.9 million and $53.2 million for facility maintenance improvements and information technology capital expenditures, of which $20.6 million was for facility activations and transportation vehicles. Our net cash flow used in investing activities for the six months ended June 30, 2026 also included $142.8 million attributable to the acquisition of CSP, as previously described herein. Our net cash flow used in investing activities was $60.1 million for the six months ended June 30, 2025 and was primarily attributable to capital expenditures for facility development and expansions of $2.6 million and $58.3 million for facility maintenance improvements and information technology capital expenditures, of which $30.7 million was for facility activations and transportation vehicles.

Financing Activities

Our net cash flow provided by financing activities was $68.6 million for the six months ended June 30, 2026 and was attributable to net borrowings of $35.0 million on our Revolving Credit Facility and proceeds of $100.0 million from the Incremental Term Loan. The cash inflow was partially offset by $7.8 million of scheduled principal repayments under our Initial Term Loan and our non-recourse mortgage note and $55.1 million for the share repurchase program, as well as the purchase and retirement of stock to satisfy withholding taxes in connection with equity-based compensation.

Our net cash flow used in financing activities was $60.3 million for the six months ended June 30, 2025 and was attributable to $6.0 million of scheduled principal repayments under our Initial Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $93.9 million for the share repurchase program, as well as the purchase and retirement of stock to satisfy withholding taxes in connection with equity-based compensation. These cash outflows were partially funded by $40.0 million of net borrowings under our Revolving Credit Facility during the six months ended June 30, 2025.

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

As of June 30, 2026, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

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

	June 30, 2026	December 31, 2025
Current assets	$656,744	$601,230
Real estate and related assets	2,328,767	2,317,198
Other assets	333,573	199,771
Total non-current assets	2,662,340	2,516,969
Current liabilities	484,884	352,122
Long-term debt, net	1,109,339	1,079,337
Other liabilities	279,699	277,584
Total long-term liabilities	1,389,038	1,356,921

	For the Six Months Ended June 30, 2026	For the Twelve Months Ended December 31, 2025
Revenue	$1,298,413	$2,208,608
Operating expenses	1,002,824	1,691,087
Other expenses	156,951	298,485
Total expenses	1,159,775	1,989,572
Income before income taxes	98,584	154,285
Net income	73,816	113,612

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

Our reconciliation of net income to FFO and Normalized FFO for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	For the Three Months Ended June 30,
FUNDS FROM OPERATIONS:	2026	2025
Net income	$37,138	$38,543
Depreciation and amortization of real estate assets	25,785	24,920
Funds From Operations	62,923	63,463
Expenses associated with mergers and acquisitions	724	1,538
Income tax benefit for special items	(182)	(427)
Normalized Funds From Operations	$63,465	$64,574

	For the Six Months Ended June 30,
FUNDS FROM OPERATIONS:	2026	2025
Net income	$75,054	$63,656
Depreciation and amortization of real estate assets	51,179	49,518
Funds From Operations	126,233	113,174
Expenses associated with mergers and acquisitions	3,148	1,538
Income tax benefit for special items	(861)	(427)
Normalized Funds From Operations	$128,520	$114,285

Material Cash Requirements

The following schedule summarizes our contractual cash obligations by the indicated period as of June 30, 2026 (in thousands):

	Payments Due By Year Ended December 31,
	2026 (remainder)	2027	2028	2029	2030	Thereafter	Total
Long-term debt	$7,915	$357,823	$377,995	$507,985	$8,073	$97,730	$1,357,521
Interest on senior and mortgage notes	29,178	58,136	46,497	25,536	4,552	22,708	186,607
Contractual facility developments and other commitments	17,534	2,392	2,392	2,392	2,392	11,938	39,040
Dilley Facility lease	25,711	51,421	51,421	51,421	9,142	—	189,116
Other leases	3,208	5,750	4,978	4,151	3,506	4,952	26,545
Total contractual cash obligations	$83,546	$475,522	$483,283	$591,485	$27,665	$137,328	$1,798,829

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with our Initial Term Loan, or the balance outstanding on our Revolving Credit Facility, if any, as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty. With respect to the Dilley Facility, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA associated with the facility.

We had $21.7 million of letters of credit outstanding at June 30, 2026 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during the six months ended June 30, 2026 or 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our Bank Credit Facility because the interest rates on loans under the Bank Credit Facility are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the Bank Credit Facility was 100 basis points higher or lower (but not less than 0%) during the three and six months ended June 30, 2026, our interest expense would have been increased or decreased by $1.3 million and $2.2 million, respectively.

As of June 30, 2026, we had $238.5 million of the 4.75% Senior Notes and $500.0 million of the 8.25% Senior Notes outstanding. We also had $131.2 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 - April 30, 2026	—	$—	—	$255,833,941
May 1, 2026 - May 31, 2026	—	$—	—	$255,833,941
June 1, 2026 - June 30, 2026	—	$—	—	$255,833,941
Total	—	$—	—	$255,833,941

(1) On May 12, 2022, the BOD approved a share repurchase program to repurchase up to $150.0 million of the Company's common stock. This original authorization, along with the dates and amounts of subsequent increases to the authorization by the BOD to the share repurchase program, are as follows (in thousands):

Date	Amount
May 12, 2022	$150,000
August 2, 2022	75,000
May 16, 2024	125,000
May 15, 2025	150,000
November 10, 2025	200,000
August 4, 2026	500,000
Total authorization	$1,200,000

Repurchases of the Company's outstanding common stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, accelerated share repurchases or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and does not obligate the Company to purchase any particular amount of its common stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time. As of June 30, 2026, the Company had repurchased a total of 28.1 million shares of the Company's common stock at an aggregate cost of approximately $444.2 million.

On August 4, 2026, the BOD authorized an increase to the Company's existing share repurchase program pursuant to which CoreCivic may purchase up to an additional $500.0 million in shares of CoreCivic's outstanding common stock. As a result of the increase, the aggregate authorization under CoreCivic's repurchase program increased from $700.0 million shares of common stock to up to $1.2 billion shares of common stock. Including the increased authorization, CoreCivic has $755.8 million remaining under the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

10.1

Second Amendment to Fourth Amended and Restated Credit Agreement, dated April 10, 2026 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on April 10, 2026 and incorporated herein by reference).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: August 6, 2026
/s/ Patrick D. Swindle
Patrick D. Swindle
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer