Form 10-Q
period 2026-09-30
CoreCivic, Inc.
filed 2026-11-05
CIK 1070985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2026

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

Indicate the number of shares outstanding of each class of Common Stock as of October 30, 2026:

Shares of Common Stock, $0.01 par value per share: 86,498,076 shares outstanding.

CORECIVIC, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	September 30, 2026	December 31, 2025
Cash and cash equivalents	$547,229	$97,929
Restricted cash	14,414	14,517
Accounts receivable, net of credit loss reserve of $7,815 and $4,506, respectively	535,336	446,224
Prepaid expenses and other current assets	113,804	49,904
Assets held for sale	2,513	2,513
Total current assets	1,213,296	611,087
Real estate and related assets:
Property and equipment, net of accumulated depreciation of $1,872,076 and $2,012,353, respectively	1,822,817	2,132,206
Other real estate assets	174,435	182,479
Goodwill	65,916	8,551
Other assets	404,727	322,420
Total assets	$3,681,191	$3,256,743
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$497,536	$353,173
Current portion of long-term debt	6,720	15,701
Total current liabilities	504,256	368,874
Long-term debt, net	616,394	1,205,037
Deferred revenue	5,998	8,719
Non-current deferred tax liabilities	107,891	98,364
Other liabilities	168,542	170,500
Total liabilities	1,403,081	1,851,494
Commitments and contingencies
Preferred stock – $0.01 par value; 50,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock – $0.01 par value; 300,000 shares authorized; 86,498 and 100,051 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	865	1,001
Additional paid-in capital	981,529	1,527,724
Retained earnings (deficit)	1,295,716	(123,476)
Total stockholders' equity	2,278,110	1,405,249
Total liabilities and stockholders' equity	$3,681,191	$3,256,743

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE	$744,094	$580,437	$2,043,740	$1,607,229
EXPENSES:
Operating	586,922	449,556	1,590,624	1,222,635
General and administrative	56,406	45,288	144,208	125,186
Depreciation and amortization	33,917	33,388	103,066	95,014
Asset impairments	—	1,482	—	1,482
	677,245	529,714	1,837,898	1,444,317
OTHER INCOME (EXPENSE):
Interest expense, net	(7,017)	(16,628)	(46,977)	(44,398)
Expenses associated with debt repayments and refinancing transactions	(4,004)	—	(4,004)	—
Gain on sale of real estate assets, net	1,770,664	2,461	1,770,664	2,461
Contingent consideration for acquisition of businesses	22,134	—	22,134	—
Other income (expense)	810	4	1,599	(66)
INCOME BEFORE INCOME TAXES	1,849,436	36,560	1,949,258	120,909
Income tax expense	(505,298)	(10,251)	(530,066)	(30,944)
NET INCOME	$1,344,138	$26,309	$1,419,192	$89,965
BASIC EARNINGS PER SHARE	$14.62	$0.25	$14.99	$0.83
DILUTED EARNINGS PER SHARE	$14.49	$0.24	$14.89	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,419,192	$89,965
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	103,066	95,014
Asset impairments	—	1,482
Amortization of debt issuance costs and other non-cash interest	3,909	2,635
Expenses associated with debt repayments and refinancing transactions	4,004	—
Expenses associated with acquisitions	—	2,319
Gain on sale of real estate assets, net	(1,770,664)	(2,461)
Contingent consideration for acquisition of businesses	(22,134)	—
Deferred income taxes	9,527	4,188
Non-cash revenue and other income	(290)	(290)
Non-cash equity compensation	21,819	21,029
Other expenses and non-cash items	3,125	8,700
Changes in assets and liabilities, net:
Accounts receivable, prepaid expenses and other assets	(121,034)	(55,063)
Accounts payable, accrued expenses and other liabilities	82,855	27,453
Net cash provided by (used in) operating activities	(266,625)	194,971
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for facility development and expansions	(11,681)	(6,257)
Expenditures for other capital improvements	(77,526)	(92,850)
Acquisitions, net of cash acquired	(142,783)	(73,365)
Net proceeds from sale of assets	2,113,392	3,728
Other investing activities	742	1,980
Net cash provided by (used in) investing activities	1,882,144	(166,764)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt and borrowings from credit facility	465,000	175,000
Scheduled principal repayments	(9,391)	(9,016)
Principal repayments of credit facility	(610,000)	(110,000)
Other repayments of debt	(446,280)	—
Payment of debt defeasance, issuance and other refinancing and related costs	(3,923)	(106)
Payment of lease obligations for financing leases	(483)	(470)
Dividends paid on restricted stock units	(120)	(45)
Purchase and retirement of common stock	(561,125)	(133,905)
Net cash used in financing activities	(1,166,322)	(78,542)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	449,197	(50,335)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	112,446	122,110
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$561,643	$71,775
NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of right of use assets and lease liabilities	$15,399	$116,985
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of amounts capitalized of $1.9 million in 2026)	$52,303	$39,888
Income taxes paid	$518,743	$27,976

The accompanying notes are an integral part of these consolidated financial statements.

CORECIVIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE QUARTERLY PERIODS DURING 2026

(UNAUDITED AND AMOUNTS IN THOUSANDS)

	Stockholders' Equity
			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Par Value	Capital	(Deficit)	Equity
Balance as of December 31, 2025	100,051	$1,001	$1,527,724	$(123,476)	$1,405,249
Net income	—	—	—	37,916	37,916
Retirement of common stock	(2,899)	(29)	(54,041)	—	(54,070)
Restricted stock compensation, net of forfeitures	—	—	6,515	—	6,515
Restricted stock grants	1,735	17	(17)	—	—
Balance as of March 31, 2026	98,887	$989	$1,480,181	$(85,560)	$1,395,610
Net income	—	—	—	37,138	37,138
Retirement of common stock	(3)	—	(298)	—	(298)
Restricted stock compensation, net of forfeitures	—	—	6,027	—	6,027
Restricted stock grants	9	—	—	—	—
Balance as of June 30, 2026	98,893	$989	$1,485,910	$(48,422)	$1,438,477
Net income	—	—	—	1,344,138	1,344,138
Retirement of common stock	(12,395)	(124)	(513,658)	—	(513,782)
Restricted stock compensation, net of forfeitures	—	—	9,277	—	9,277
Balance as of September 30, 2026	86,498	$865	$981,529	$1,295,716	$2,278,110

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

CORECIVIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2026

1.
ORGANIZATION AND OPERATIONS

CoreCivic, Inc. (together with its subsidiaries, the "Company" or "CoreCivic") is the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States ("U.S."). Through three segments, CoreCivic Residential, CoreCivic Services, and CoreCivic Properties, the Company provides a broad range of solutions to government partners that help build safer, healthier, and more productive communities, one person at a time. As of September 30, 2026, through its CoreCivic Residential segment, the Company operated 64 correctional, detention, and reentry facilities, 56 of which the Company owned or controlled via a long-term lease, with a total design capacity of approximately 72,000 beds. Through its CoreCivic Services segment, the Company provided mail order pharmacy services to over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states, as well as transportation and electronic monitoring and case management services. In addition, through its CoreCivic Properties segment, the Company owned five properties held for lease to government agencies, with a total design capacity of approximately 8,000 beds.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the disclosure requirements prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only the Company's disclosures and not its financial condition and results of operations, the Company is currently evaluating the effects of ASU 2024-03 upon adoption on its financial statements.

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

In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements" ("ASU 2025-12") that facilitates ASC updates for a broad range of topics arising from technical corrections, unintended application of ASCs, clarifications, and other minor improvements. Thirty-three issues are addressed in ASU 2025-12, and the amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued. An entity may elect to early adopt the amendments on an issue-by-issue basis and apply the amendments using, except for Issue 4, either a prospective or retroactive transition method. An entity may elect the transition method on an issue-by-issue basis.

The Company early-adopted Issue 10 of ASU 2025-12, "Clarify Methods to Account for Treasury Stock Retirement" ("Issue 10") in the third quarter of 2026 using the retroactive transition method. Issue 10 clarifies guidance related to treasury stock retirement to explicitly permit, when treasury shares are retired or repurchased for constructive retirement, the excess of the repurchase price over par or stated value to be accounted for entirely as a deduction from additional paid-in capital ("APIC") as long as APIC does not become negative. The retroactive and early adoption of Issue 10 did not have any effect on the Company's results of operations or financial position. Further, the Company does not expect the adoption of the remaining issues in ASU 2025-12 to have a material effect on the Company's results of operations or financial position, once adopted.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC applicable to financial statements beginning January 1, 2026 or later did not, or are not expected to, have a material effect on the Company's results of operations or financial position.

Cash, Cash Equivalents and Restricted Cash

Restricted cash at September 30, 2026 and December 31, 2025 included deposit accounts that are restricted in use totaling $14.4 million and $14.5 million, respectively, and related primarily to the Lansing Correctional Facility to ensure the timely payment of certain operating expenses, capital expenditures and debt service, as further discussed in Note 5. The restricted cash accounts are required under the terms of the indebtedness securing such property. Restricted cash also includes inmate trust funds used for commissary transactions pursuant to customer contracts. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands).

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$547,229	$97,929
Restricted cash	14,414	14,517
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$561,643	$112,446

Interest Expense, Net

Interest expense, net consists of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$9,503	$2,454	$16,979	$11,493
Interest expense	(16,520)	(19,082)	(63,956)	(55,891)
Interest expense, net	$(7,017)	$(16,628)	$(46,977)	$(44,398)

Fair Value of Financial Instruments

To meet the reporting requirements of ASC 825, "Financial Instruments", regarding fair value of financial instruments, CoreCivic calculates the estimated fair value of financial instruments using market interest rates, quoted market prices of similar instruments, or discounted cash flow techniques with observable Level 1 inputs for publicly traded debt and Level 2 inputs for all other financial instruments, as defined in ASC 820, "Fair Value Measurement". At September 30, 2026 and December 31, 2025, there were no material differences between the carrying amounts and the estimated fair values of CoreCivic's financial instruments, other than as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$(629,636)	$(625,436)	$(1,230,307)	$(1,245,724)

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

3.
REAL ESTATE AND OTHER TRANSACTIONS

Dispositions and assets held for sale

On July 2, 2026, the Company completed the sales of the California City Detention Facility in California City, California (the "California City Facility") and the Otay Mesa Detention Center in San Diego, California (the "Otay Mesa Facility") to the United States of America and its assigns, by and through the Department of Homeland Security ("DHS") for an aggregate gross sales price of $732.6 million for the California City Facility and $739.2 million for the Otay Mesa Facility. Further, on August 4, 2026, the Company completed the sales of the Appleton Detention Facility in Appleton, Minnesota (the "Appleton Facility"), formerly known as the Prairie Correctional Facility, and the Midwest Regional Reception Center in Leavenworth, Kansas (the "Midwest Facility") to the United States of America and its assigns, by and through DHS for an aggregate gross sales price of $495.6 million for the Appleton Facility and $238.4 million for the Midwest Facility. After federal and state income taxes of approximately $0.5 billion and transaction expenses, the net proceeds from the four asset sales were approximately $1.6 billion, resulting in an aggregate gain on sales of $1,770.7 million after transaction costs. The Company continues to manage the four facilities under the preexisting management contracts with U.S. Immigration and Customs Enforcement ("ICE") related to each facility and the facilities continue to be reported in the Company's CoreCivic Residential segment.

During the third quarter of 2025, the Company and Boulder County, Colorado entered into a short-term extension through January 2026 of the contract at the Company's Longmont Community Treatment Center in Longmont, Colorado, a reentry facility in the Company's Residential segment. Upon expiration of the contract, Boulder County transferred the residential population to a new sentencing facility it constructed. The Company has engaged a broker and is committed to a process to sell the Longmont facility, which continues to qualify as held for sale and remains subject to impairment assessment in each subsequent reporting period before sale. An impairment charge of $1.5 million was recognized during the third quarter of 2025 to reduce the net book value of the facility to its estimated fair value, less cost to sell based on a comparable market analysis. The Longmont Facility was classified as held for sale as of September 30, 2026 and December 31, 2025.

During the full year 2025, CoreCivic completed the sales of a reentry facility and an idled non-core facility in Live Oak, California, both of which were reported in its CoreCivic Residential segment. The sales of these two assets generated aggregate net sales proceeds of $4.9 million, resulting in an aggregate gain on sale of $1.0 million after transaction costs.

Idle Facilities

As of September 30, 2026, CoreCivic had four idle correctional facilities that are operated with a core staffing complement to remain currently available and are being actively marketed as solutions to meet the correctional or detention needs of potential customers. The following table summarizes each of the idled facilities and their respective design capacities and net carrying values, excluding equipment and other assets that could generally be transferred and used at other CoreCivic facilities without significant cost (dollars in thousands):

		Net Carrying Values
	Design	September 30,	December 31,
Facility	Capacity	2026	2025
Huerfano County Correctional Center	752	$12,948	$13,546
Marion Adjustment Center	826	9,437	9,575
Kit Carson Correctional Center	1,488	46,945	47,398
North Fork Correctional Facility	2,400	55,634	57,636
	5,466	$124,964	$128,155

CoreCivic incurred aggregate operating expenses at these idled facilities, as well as the idled Longmont facility (which is held for sale), of approximately $1.8 million during each period they were idle during the three months ended September 30, 2026 and 2025, and $4.9 million and $5.3 million during the period they were idle during the nine months ended September 30, 2026 and 2025, respectively.

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

On August 3, 2026, the Company was awarded a new contract with ICE to utilize the Company's 1,600-bed Appleton Facility located in Appleton, Minnesota, a facility that had been idle since 2010. As discussed above, on August 4, 2026, the Company completed the sale of the Appleton Facility to the United States of America and its assigns, by and through DHS.

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

On April 1, 2026, the acquisition date, the Company acquired CSP, one of the largest providers of mail order pharmacy services to correctional facilities in the United States, serving over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states. The acquisition was consummated through the acquisition of 100% of the ownership interests of CS Solutions Intermediate Holdings, LLC. The estimated purchase price of $199.6 million includes an estimated earn-out liability and the acquisition of working capital accounts, but excludes $4.2 million of transaction-related expenses incurred through September 30, 2026. The initial purchase price of $148.0 million, excluding the earn-out, was funded with cash on hand and borrowings under the Company's revolving credit facility. The earn-out, which is based on specified financial targets of CSP in 2026 with a maximum payout of $64.4 million, was estimated at a fair value of $51.6 million on the acquisition date and $29.5 million at September 30, 2026, which will continue to be remeasured each reporting period until settled (with the payment, if any, to be made in cash), expected in the first half of 2027. A gain on contingent consideration, amounting to $22.1 million and recognized in the third quarter of 2026, resulted from a decrease in the estimated fair value of the earn-out, which was valued using Level 3 inputs. The earn-out is classified as a liability and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of September 30, 2026.

In allocating the purchase price for the CSP transaction, CoreCivic recorded the following at estimated fair value as of the acquisition date (in thousands):

Cash	$5,209
Accounts receivable	32,542
Inventory	8,626
Other working capital, net	865
Property and equipment	14,991
Contract-related intangible assets	57,600
Other intangible assets	36,600
Goodwill	57,365
Accounts payable	(14,206)
Total consideration	$199,592

The amounts reflected in the table above include measurement period adjustments amounting to a decrease of $4.9 million in property and equipment, an increase of $1.0 million in contract-related intangible assets, a decrease of $3.1 million in other intangible assets, and an increase of $6.8 million in goodwill. The accounting of the purchase price for the CSP acquisition is provisional and subject to further adjustment as additional information becomes available and further analyses are completed, including the determination of the contingent consideration and the final settlement of working capital accounts.

The Company determined the fair value of the property and equipment using the cost and market approaches. The contract-related intangible asset was valued based on the present value of the incremental after-tax cash flows attributable to in-place contracts with a weighted average amortization period of 20 years, taking into consideration the probability of renewals. Other intangible assets, with an indefinite life, were valued based on the present value of incremental after-tax cash flows attributable to the use of trademarks and trade names. The fair values of these intangible assets were based on a valuation method prepared using Level 3 inputs and assumptions in accordance with ASC 820 and the amounts, net of accumulated amortization, totaled $92.5 million and are included in other assets on the accompanying consolidated balance sheet as of September 30, 2026. Several factors gave rise to the goodwill recorded in the acquisition of CSP, such as the expected benefit from acquiring a business with an assembled workforce, which expands the complementary detention service offerings the Company provides. The results of operations for this business combination have been included in the Company's consolidated financial statements from the date of the acquisition on April 1, 2026, and are reported in the CoreCivic Services segment.

5.
DEBT

Debt outstanding as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Revolving Credit Facility maturing October 2028. Interest payable periodically at variable interest rates. The rate at December 31, 2025 was 7.3%.	$—	$245,000
Initial Term Loan. Interest payable periodically at variable interest rates. The rate at December 31, 2025 was 6.8%. Unamortized debt issuance costs amounted to $0.9 million at December 31, 2025. The outstanding balance of the Initial Term Loan was repaid on August 31, 2026, as further described below.	—	112,500
4.75% Senior Notes. Unamortized debt issuance costs amounted to $0.7 million at December 31, 2025. The 4.75% Senior Notes were redeemed on August 12, 2026, as further described below.	—	238,468
8.25% Senior Notes maturing April 2029. Unamortized debt issuance costs amounted to $4.3 million and $5.7 million at September 30, 2026 and December 31, 2025, respectively.	500,000	500,000
4.43% Lansing Correctional Facility Non-Recourse Mortgage Note maturing January 2040. Unamortized debt issuance costs amounted to $2.2 million and $2.3 million at September 30, 2026 and December 31, 2025, respectively.	129,636	134,339
Total debt	629,636	1,230,307
Unamortized debt issuance costs	(6,522)	(9,569)
Current portion of long-term debt	(6,720)	(15,701)
Long-term debt, net	$616,394	$1,205,037

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

On April 10, 2026, the Company further amended its Bank Credit Facility to, among other things, obtain an incremental term loan in the amount of $100.0 million (the "Incremental Term Loan") from existing lenders under the Bank Credit Facility. The Company used the net proceeds from the Incremental Term Loan to pay down a portion of the amounts outstanding under the Revolving Credit Facility and for working capital and general corporate purposes. The Incremental Term Loan was scheduled to mature on April 9, 2027, and bore interest at an applicable margin that was 0.25% in excess of the applicable margin in effect for the Initial Term Loan and Revolving Credit Facility. The Incremental Term Loan was prepayable without penalty. The Company repaid the Incremental Term Loan in full in July 2026 using a portion of the net proceeds from the sale of assets, as further described in Note 3.

Based on the Company's total leverage ratio, as of June 30, 2026, interest on loans under the Bank Credit Facility during the third quarter of 2026 was at a base rate plus a margin of 2.00% or at the Term SOFR plus a margin of 3.00%, and a commitment fee equal to 0.40% of the unfunded balance of the Revolving Credit Facility. As a result of net proceeds received from the sales of four detention facilities during the third quarter of 2026, as further described in Note 3, and the corresponding reduction to the Company's total leverage ratio as of September 30, 2026, during the fourth quarter of 2026 the Company expects interest on loans under the Bank Credit Facility to decrease to a base rate plus a margin of 1.75%, or a Term SOFR plus a margin of 2.75%, and the commitment fee to decrease to 0.35% of the unfunded balance of the Revolving Credit Facility. The Revolving Credit Facility also has a $100.0 million sublimit for the issuance of standby letters of credit. Using a portion of the net proceeds from the sales, the Company repaid the then $270.0 million outstanding balance on the Revolving Credit Facility in July 2026. The amount can be reborrowed at any time. As of September 30, 2026, CoreCivic had no borrowings outstanding under the Revolving Credit Facility. As of September 30, 2026, CoreCivic had $23.5 million in letters of credit outstanding resulting in $551.5 million available under the Revolving Credit Facility. The Initial Term Loan required scheduled quarterly principal payments through October 2028 and was pre-payable without penalty. The outstanding principal balance of the Initial Term Loan, amounting to $107.8 million, was also repaid on August 31, 2026 using a portion of the net proceeds from the sale of assets, as further described in Note 3.

The Bank Credit Facility requires CoreCivic to meet certain financial covenants, including, without limitation, a total leverage ratio of not more than 4.50 to 1.00, a secured leverage ratio of not more than 2.50 to 1.00, and a fixed charge coverage ratio of not less than 1.75 to 1.00. As of September 30, 2026, CoreCivic was in compliance with all such covenants. The Bank Credit Facility is secured by a pledge of all of the capital stock (or other ownership interests) of CoreCivic's domestic restricted subsidiaries, 65% of the capital stock (or other ownership interests) of CoreCivic's "first-tier" foreign subsidiaries, all of the accounts receivable of the Company and its domestic restricted subsidiaries, and substantially all of the deposit accounts of the Company and its domestic restricted subsidiaries. In the event that (a) the consolidated total leverage ratio equals or exceeds 4.25 to 1.00 or (b) the Company incurs certain debt above a specified threshold, each known as a "springing lien" event, certain intangible assets and unencumbered real estate assets that meet a 50% loan-to-value requirement are required to be added as collateral. In addition, the Bank Credit Facility contains certain covenants that, among other things, limit the incurrence of additional indebtedness, payment of dividends and other customary restricted payments, permitted investments, transactions with affiliates, asset sales, mergers and consolidations, liquidations, prepayments and modifications of other indebtedness, liens and other encumbrances and other matters customarily restricted in such agreements, and in each case subject to customary carve-outs. The Bank Credit Facility is subject to cross-default provisions with respect to the terms of certain of CoreCivic's other material indebtedness and is subject to acceleration upon the occurrence of a change of control.

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

The indentures governing the 8.25% Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, create or permit to exist certain liens and consolidate, merge or transfer all or substantially all of CoreCivic's assets. In addition, if CoreCivic experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or any portion of the Senior Notes. The offer price for the 8.25% Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the notes repurchased to the date of purchase. The indenture related to the 8.25% Senior Notes additionally limits CoreCivic's ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness. The 8.25% Senior Notes are also subject to cross-default provisions with certain of CoreCivic's other indebtedness, which includes the Bank Credit Facility.

Interest on the aggregate principal amount of CoreCivic's 4.75% senior unsecured notes issued in October 2017 with an original principal amount of $250.0 million (the "4.75% Senior Notes") accrued at the stated rate and was payable in April and October of each year. The 4.75% Senior Notes were scheduled to mature on October 15, 2027. During 2024 and 2023, the Company purchased $11.5 million principal amount of the 4.75% Senior Notes through open market purchases, reducing the outstanding principal balance of the 4.75% Senior Notes to $238.5 million. The Company was permitted to redeem all or part of the 4.75% Senior Notes at any time prior to three months before their maturity date at a "make-whole" redemption price, plus accrued and unpaid interest thereon to, but not including, the redemption date. On July 13, 2026, the Company delivered an irrevocable notice to the holders of the 4.75% Senior Notes that it had elected to redeem in full the 4.75% Senior Notes that remained outstanding on August 12, 2026. Using a portion of the net proceeds from the sale of assets, as further described in Note 3, the principal amount of the outstanding 4.75% Senior Notes, which amounted to $238.5 million, was redeemed on August 12, 2026, at a redemption price, including the applicable make-whole premium, equal to $1,002.26 per $1,000.00 of the principal amount of the then outstanding 4.75% Senior Notes, or approximately $239.0 million, plus accrued and unpaid interest on such 4.75% Senior Notes to, but not including, August 12, 2026.

During the three and nine months ended September 30, 2026, the Company recorded charges totaling $4.0 million associated with the redemption of the 4.75% Senior Notes, and as mentioned above, the repayments of the Initial Term Loan and the Incremental Term Loan, all in the third quarter of 2026.

Lansing Correctional Facility Non-Recourse Mortgage Note. On April 20, 2018, CoreCivic of Kansas, LLC (the "Issuer"), a wholly-owned unrestricted subsidiary of the Company, priced $159.5 million in aggregate principal amount of non-recourse senior secured notes of the Issuer (the "Kansas Notes"), in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Kansas Notes have a yield to maturity of 4.43% and are scheduled to mature in January 2040, 20 years following completion of the project, which occurred in January 2020. Principal and interest on the Kansas Notes are payable in quarterly payments, which began in July 2020 and continue until maturity. CoreCivic may redeem all or part of the Kansas Notes at any time upon written notice of not less than 30 days and not more than 60 days prior to the date fixed for such prepayment, with a "make-whole" amount, together with interest on the Kansas Notes accrued to, but not including, the redemption date. Because the Issuer has been designated as an unrestricted subsidiary of the Company under terms of the Bank Credit Facility, the issuance and service of the Kansas Notes, and the revenues and expenses associated with the facility lease, do not impact the financial covenants associated with the Bank Credit Facility. As of September 30, 2026, the outstanding balance of the Kansas Notes was $129.6 million.

Debt Maturities. Scheduled principal payments as of September 30, 2026 for the remainder of 2026, the next five years, and thereafter were as follows (in thousands):

2026 (remainder)	$1,623
2027	6,855
2028	7,370
2029	507,985
2030	8,073
2031	8,197
Thereafter	89,533
Total debt	$629,636

6.
STOCKHOLDERS' EQUITY

Share Repurchase Program

On May 12, 2022, the Board of Directors ("BOD") approved a share repurchase program to repurchase up to $150.0 million of the Company's outstanding common stock, par value $0.01 per share (the "Common Stock"). This original authorization, along with the dates and amounts of subsequent increases to the authorization by the BOD to the share repurchase program, are as follows (in thousands):

Date	Amount
May 12, 2022	$150,000
August 2, 2022	75,000
May 16, 2024	125,000
May 15, 2025	150,000
November 10, 2025	200,000
August 4, 2026	500,000
November 3, 2026	500,000
Total authorization	$1,700,000

Repurchases of the Common Stock have been and will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, accelerated share repurchases or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and, other than the accelerated share repurchase agreement ("ASR Agreement") as further described hereinafter, does not obligate the Company to purchase any particular amount of its Common Stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time.

On August 10, 2026, the Company announced that it had entered into an ASR Agreement with a financial institution ("Dealer") to repurchase an aggregate of $500.0 million of Common Stock as part of its share repurchase program. Following the entry into the ASR Agreement and using a portion of the net proceeds from the sale of assets, as further described in Note 3, CoreCivic made a payment of $500.0 million to the Dealer and received 12.4 million shares of Common Stock from the Dealer, representing 80% of the $500.0 million divided by the August 7, 2026 closing trading price of the Common Stock of $32.27 per share. The final number of shares the Company will repurchase and the average price per share of such repurchases will be determined on the completion of the transactions contemplated by the ASR Agreement and will be based on the average of the daily volume-weighted average price of the Common Stock during the term of the ASR Agreement, less a discount and subject to adjustment pursuant to the ASR Agreement. The final settlement of the transactions is expected to occur prior to the end of the second quarter of 2027. At settlement, under certain circumstances, the Dealer may be required to deliver additional shares of Common Stock to the Company, or under certain circumstances, the Company may be required to deliver shares of Common Stock or to make a cash payment, at its election, to the Dealer. See Note 8 for the anti-dilutive effect of the unsettled forward contract component of the ASR Agreement on the Company's earnings per share.

On November 3, 2026, the BOD authorized an increase to its existing share repurchase program pursuant to which the Company may purchase up to an additional $500.0 million of Common Stock. As a result of the increase, the aggregate authorization under the repurchase program increased from $1.2 billion of Common Stock to $1.7 billion of Common Stock. Including the additional authorization, the Company has $755.8 million of repurchase authorization available under the share repurchase program, before any additional repurchase settlements occur under the ASR Agreement, and exclusive of commissions, expenses and any excise taxes.

Prior to entering into the ASR Agreement, the Company had repurchased a total of 28.1 million shares of Common Stock under the share repurchase program at an aggregate cost of approximately $444.2 million, or $15.82 per share, excluding costs associated with the share repurchase program, including 2.3 million shares of Common Stock at a total cost of $44.7 million, or $19.08 per share, during the first six months of 2026.

Restricted Stock Units

During the nine months ended September 30, 2026, CoreCivic issued approximately 1.3 million restricted common stock units ("RSUs") to certain of its employees and non-employee directors, with an aggregate value of $25.6 million, including 1.2 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense. During the full year 2025, CoreCivic issued approximately 1.2 million RSUs to certain of its employees and non-employee directors, with an aggregate value of $23.9 million, including 1.1 million RSUs to employees and non-employee directors whose compensation is charged to general and administrative expense and 0.1 million RSUs to employees whose compensation is charged to operating expense.

CoreCivic has established performance-based vesting conditions on a portion of the RSUs awarded to its officers and executive officers that, unless earlier vested under the terms of the agreements, are subject to vesting over a three-year period based upon the satisfaction of certain annual performance criteria. The RSUs awarded to officers and executive officers in 2024, 2025 and 2026 consist of a combination of awards with performance-based conditions and time-based conditions. Unless earlier vested under the terms of the RSU agreements, the RSUs with time-based vesting conditions vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. The RSUs with performance-based vesting conditions are divided into one-third increments, each of which is subject to vesting based upon satisfaction of certain annual performance criteria established at the beginning of the fiscal years ending December 31, 2024, 2025, and 2026 for the 2024 awards, December 31, 2025, 2026, and 2027 for the 2025 awards, and December 31, 2026, 2027, and 2028 for the 2026 awards, and which can be increased up to 150% or decreased to 0% based on performance relative to the annual performance criteria, and further increased or decreased using a modifier of 80% to 120% based on CoreCivic's total shareholder return relative to a peer group. Because the performance criteria for the fiscal years ending December 31, 2027 and 2028 have not yet been established, the values of the third RSU increment of the 2025 awards and of the second and third increments of the 2026 awards for financial reporting purposes will not be determined until such criteria are established. Time-based RSUs issued to other employees, unless earlier vested under the terms of the agreements, generally vest in equal amounts over three years on the later of (i) the anniversary date of the grant or (ii) the delivery of the audited financial statements by the Company's independent registered public accountant for the applicable fiscal year. RSUs issued to non-employee directors generally vest one year from the date of award. As of September 30, 2026, approximately 2.2 million RSUs remained outstanding and subject to vesting.

During the three months ended September 30, 2026, CoreCivic expensed $9.3 million, net of forfeitures, of which $1.9 million is accelerated vesting of RSUs associated with an executive leadership transition, relating to RSUs ($0.4 million of which was recorded in operating expenses and $8.9 million of which was recorded in general and administrative expenses). During the three months ended September 30, 2025, CoreCivic expensed $7.1 million, net of forfeitures, relating to RSUs ($0.3 million of which was recorded in operating expenses and $6.8 million of which was recorded in general and administrative expenses).

During the nine months ended September 30, 2026, CoreCivic expensed $21.8 million, net of forfeitures, relating to RSUs ($1.1 million of which was recorded in operating expenses and $20.7 million of which was recorded in general and administrative expenses). During the nine months ended September 30, 2025, CoreCivic expensed $21.0 million, net of forfeitures, relating to RSUs ($0.9 million of which was recorded in operating expenses and $20.1 million of which was recorded in general and administrative expenses).

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

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
NUMERATOR
Basic:
Net income	$1,344,138	$26,309	$1,419,192	$89,965
Diluted:
Net income	$1,344,138	$26,309	$1,419,192	$89,965
DENOMINATOR
Basic:
Weighted average common shares outstanding	91,936	106,853	94,681	108,313
Diluted:
Weighted average common shares outstanding	91,936	106,853	94,681	108,313
Effect of dilutive securities:
Restricted stock-based awards	797	668	649	726
Weighted average shares and assumed conversions	92,733	107,521	95,330	109,039
BASIC EARNINGS PER SHARE	$14.62	$0.25	$14.99	$0.83
DILUTED EARNINGS PER SHARE	$14.49	$0.24	$14.89	$0.83

The weighted average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the unsettled forward contract component of the ASR Agreement described in Note 6 of 2.8 million shares as of September 30, 2026 because the effect was anti-dilutive.

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

ICE Detainee Labor and Related Matters. On May 31, 2017, two former ICE detainees, who were detained at the Company's Otay Mesa Detention Center ("OMDC") in San Diego, California, filed a class action lawsuit against the Company in the United States District Court for the Southern District of California. The complaint alleged that the Company forces detainees to perform labor under threat of punishment in violation of state and federal anti-trafficking laws and that OMDC's Voluntary Work Program ("VWP") violates state labor laws including state minimum wage laws. ICE requires that CoreCivic offer and operate the VWP in conformance with ICE standards and ICE prescribes the minimum rate of pay for VWP participants. The Plaintiffs seek compensatory damages, exemplary damages, restitution, penalties, and interest as well as declaratory and injunctive relief on behalf of former and current detainees. On April 1, 2020, the district court certified a nationwide anti-trafficking claims class of former and current detainees who participated in an ICE VWP at a CoreCivic facility. It also certified a state law class of former and current detainees who participated in a VWP wherever the Company held ICE detainees in California. The Company has exhausted appeals of the class certification order. On May 6, 2024, the district court stayed the filing of dispositive motions on state law claims under California law pending the outcome of a related case being prosecuted by another private prison company. That case is currently the subject of a pending petition for review before the U.S. Supreme Court. The claims resulting in certified classes are proceeding in all other respects in the United States District Court for the Southern District of California, where the discovery process has commenced. A second California lawsuit concerning the VWP at OMDC has been stayed pending the outcome of class proceedings in the first California case described above.

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

On November 12, 2025, a putative class action case was filed by seven ICE detainees against ICE, seeking injunctive relief related to operation of the California City Facility. The case was filed by attorneys affiliated with three non-governmental organizations. The Company moved to intervene to seek appeal of the class certification order. On February 6, 2026, the Northern District of California Court provisionally granted class certification, and ordered ICE to ensure access to medical care, disability accommodations, and recreation opportunities to detainees housed at the California City Facility. On March 30, 2026, the case was transferred to the Eastern District of California. As described in Note 3, on July 2, 2026, the Company sold the California City Facility to the United States of America and its assigns, by and through DHS, although the Company continues to manage the facility. As of September 30, 2026, the Company cared for 1,943 individuals at this facility.

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

Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including CoreCivic's past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. CoreCivic recorded an income tax expense of $505.3 million and $10.3 million for the three months ended September 30, 2026 and 2025, respectively. CoreCivic recorded an income tax expense of $530.1 million and $30.9 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s income tax rate in the nine months ended September 30, 2026 and 2025 varied from its statutory tax rate primarily due to higher income tax apportionment related to the four asset sales to the United States of America and its assigns, by and through DHS and a $1.2 million and $2.5 million tax benefit for stock-based compensation vesting recognized during the first nine months of 2026 and 2025, respectively.

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

CoreCivic had no liabilities recorded for uncertain tax positions as of September 30, 2026 and December 31, 2025. CoreCivic recognizes interest and penalties related to unrecognized tax positions in income tax expense. CoreCivic does not currently anticipate that the total amount of unrecognized tax positions will significantly change in the next twelve months.

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

As of September 30, 2026, CoreCivic operated 64 correctional, detention, and reentry facilities, 56 of which the Company owned or controlled via a long-term lease. CoreCivic also offered complementary services to the corrections industry that included pharmaceutical, transportation, and case management services, and owned five properties held for lease to government agencies. All revenues are attributed to CoreCivic's operations and long-lived assets located in the U.S. Management views CoreCivic's operating results in three operating segments, CoreCivic Residential, CoreCivic Services, and CoreCivic Properties, each of which is a reportable segment. CoreCivic Residential includes the operating results of those correctional, detention, and reentry facilities placed into service that were owned or controlled via a long-term lease and managed by CoreCivic, as well as those correctional, detention, and reentry facilities owned by a third party and managed by CoreCivic. CoreCivic Services includes the operating results of CSP, a subsidiary of the Company that provides mail order pharmacy services to over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states. CoreCivic Services also includes the operating results of TransCor America, LLC, a subsidiary of the Company that provides transportation services to governmental agencies and CoreCivic, as well as the operating results of Recovery Monitoring Solutions, a subsidiary of the Company that provides electronic monitoring and case management services. CoreCivic Properties includes the operating results of those properties held for lease to government agencies. The operating performance of the three segments can be measured based on their net operating income. CoreCivic defines net operating income as a reportable segment's revenue less operating expenses.

The revenue and net operating income for each of the three segments and a reconciliation to CoreCivic's income before income taxes is as follows for the three and nine months ended September 30, 2026 and 2025 (in thousands):

For the Three Months Ended September 30, 2026	Residential	Services	Properties	Eliminations	Consolidated
Revenue	$651,857	$110,149	$4,725	$(22,647)	$744,084
Operating expenses (1)	506,682	100,560	2,306	(22,647)	586,901
Net operating income	$145,175	$9,589	$2,419	$—	$157,183
Other revenue (expense):
Other revenue					10
Other operating expense					(21)
General and administrative					(56,406)
Depreciation and amortization					(33,917)
Interest expense, net					(7,017)
Expenses associated with debt repayments and refinancing transactions					(4,004)
Gain on sale of real estate assets, net					1,770,664
Contingent consideration for acquisition of businesses					22,134
Other income (expense)					810
Income before income taxes					$1,849,436

For the Three Months Ended September 30, 2025	Residential	Services	Properties	Eliminations	Consolidated
Revenue	$565,685	$21,081	$4,707	$(11,036)	$580,437
Operating expenses (1)	438,288	19,959	2,326	(11,036)	449,537
Net operating income	$127,397	$1,122	$2,381	$—	$130,900
Other revenue (expense):
Other revenue					—
Other operating expense					(19)
General and administrative					(45,288)
Depreciation and amortization					(33,388)
Asset impairments					(1,482)
Interest expense, net					(16,628)
Gain on sale of real estate assets, net					2,461
Other income (expense)					4
Income before income taxes					$36,560

For the Nine Months Ended September 30, 2026	Residential	Services	Properties	Eliminations	Consolidated
Revenue	$1,867,050	$223,510	$14,115	$(60,946)	$2,043,729
Operating expenses (1)	1,441,465	203,043	7,000	(60,946)	1,590,562
Net operating income	$425,585	$20,467	$7,115	$—	$453,167
Other revenue (expense):
Other revenue					11
Other operating expense					(62)
General and administrative					(144,208)
Depreciation and amortization					(103,066)
Interest expense, net					(46,977)
Expenses associated with debt repayments and refinancing transactions					(4,004)
Gain on sale of real estate assets, net					1,770,664
Contingent consideration for acquisition of businesses					22,134
Other income (expense)					1,599
Income before income taxes					$1,949,258

For the Nine Months Ended September 30, 2025	Residential	Services	Properties	Eliminations	Consolidated
Revenue	$1,564,417	$58,080	$14,041	$(29,402)	$1,607,136
Operating expenses (1)	1,189,030	55,360	7,592	(29,402)	1,222,580
Net operating income	$375,387	$2,720	$6,449	$—	$384,556
Other revenue (expense):
Other revenue					93
Other operating expense					(55)
General and administrative					(125,186)
Depreciation and amortization					(95,014)
Asset impairments					(1,482)
Interest expense, net					(44,398)
Gain on sale of real estate assets, net					2,461
Other income (expense)					(66)
Income before income taxes					$120,909

(1) Salaries and benefits expense is the only significant reportable segment expense regularly reviewed by the CODM for the Residential segment and represents the majority of segment-level operating expenses given that substantial staff are required to operate the facilities and is the primary factor that drives operating expenses and profitability. Salaries and benefits expense and cost of goods sold are significant reportable segment expenses regularly reviewed by the CODM for the Services segment and are the primary factors driving operating expenses and profitability. Conversely, the Properties segment does not have a significant segment expense given the fact that those properties are operated by government agencies. The following table summarizes the significant segment expense, along with other segment operating expenses to reconcile to total segment operating expenses for both the Residential and Services segments, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Residential:
Salaries and benefits	$308,417	$267,030	$884,044	$720,792
Other segment operating expenses (1)	198,265	171,258	557,421	468,238
Residential operating expenses	506,682	438,288	1,441,465	1,189,030
Services:
Salaries and benefits	20,477	11,189	52,862	30,642
Cost of goods sold	63,700	—	109,387	—
Other segment operating expenses (2)	16,383	8,770	40,794	24,718
Services operating expenses	$100,560	$19,959	$203,043	$55,360

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

The following table summarizes capital expenditures including accrued amounts for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Capital expenditures:
Residential	$22,223	$32,015	$71,520	$76,437
Services	451	4,828	5,120	13,413
Properties	408	592	935	1,290
Corporate and other	1,750	231	6,030	5,917
Total capital expenditures	$24,832	$37,666	$83,605	$97,057

The total assets are as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets:
Residential	$2,432,127	$2,713,142
Services	311,393	55,159
Properties	292,097	301,888
Corporate and other	645,574	186,554
Total assets	$3,681,191	$3,256,743

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
•
the availability of debt and equity financing on terms that are favorable to us, or at all; and
•
our ability to successfully consummate the sales of additional company-owned assets, including the potential sale of additional facilities to ICE, on a timely basis and on commercially favorable terms.

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

We are the nation's largest owner of partnership correctional, detention, and residential reentry facilities and one of the largest operators of such facilities in the United States. As of September 30, 2026, through our CoreCivic Residential segment, we operated 64 correctional, detention, and reentry facilities, 56 of which we owned or controlled via a long-term lease, with a total design capacity of approximately 72,000 beds. Through our CoreCivic Services segment, we provided mail order pharmacy services to over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states, as well as transportation and electronic monitoring and case management services. In addition, through our CoreCivic Properties segment, we owned five properties held for lease to government agencies, with a total design capacity of approximately 8,000 beds.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, or OBBBA. OBBBA appropriates a total of $75 billion in mandatory funding to ICE for immigration enforcement activities and to increase detention capacity. Specifically, OBBBA appropriates $45 billion for single adult alien detention capacity and family residential center capacity. This funding is a significant increase in funding historically provided to ICE for border security and immigration detention. The funding will remain available through September 30, 2029, and is in addition to base annual appropriations during that time period. The additional funding is also being used by the Department of Homeland Security, or DHS, to hire nearly 10,000 new ICE officers to implement the immigration enforcement initiatives. On June 10, 2026, President Trump signed into law an approximate $70 billion budget reconciliation bill, the "Secure America Act", which secures total funding to DHS for ICE and Customs and Border Protection, or CBP, through September 30, 2029.

Given the legislative and executive actions mentioned above, among others, we believe the short-term growth opportunities of our business are particularly attractive as federal government agencies consider their emergent needs. During 2025, ICE began to utilize additional bed capacity in our portfolio at facilities with existing contracts, we signed new contracts to activate five previously idled facilities during 2025, and we signed an additional contract to activate our previously idled Appleton Detention Facility in Appleton, Minnesota, or the Appleton Facility, formerly known as the Prairie Correctional Facility, in the third quarter of 2026. The number of people we care for under contracts with ICE has increased by approximately 8,100 individuals, or 80.1%, from the beginning of 2025 through September 30, 2026. As of September 30, 2026, we had four idle correctional facilities containing approximately 5,500 beds that are operated with a core staffing complement to remain currently available and that are being actively marketed as solutions to the correctional or detention needs of potential customers.

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

Effective March 7, 2025, we entered into a letter agreement with ICE to begin activation efforts at the 1,033-bed Midwest Regional Reception Center in Leavenworth, Kansas, or the Midwest Facility. The letter agreement authorized initial funding up to $5.0 million with maximum funding up to $22.6 million for a six-month period while we worked to negotiate and execute a longer-term contract. On September 29, 2025, we announced that we entered into a new contract with ICE effective September 7, 2025. The City of Leavenworth filed a lawsuit alleging that a Special Use Permit, or SUP, was required to activate the facility, which resulted in a delay in the intake process. In December 2025, we filed an application for the SUP, and subsequently obtained approval for the SUP on March 11, 2026. We began accepting detainees at the Midwest Facility on March 12, 2026. The new agreement, which expires August 31, 2027, provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations. As of September 30, 2026, we cared for 451 individuals at the facility. On August 4, 2026, we sold the Midwest Facility to the United States of America and its assigns, by and through DHS, and we continue to manage the facility in accordance with the existing management agreement for the Midwest Facility with ICE.

On April 1, 2025, we entered into a letter agreement with ICE to begin activation efforts at our 2,560-bed California City Detention Facility, or the California City Facility. The letter agreement authorized initial funding up to $10.0 million with maximum funding up to $31.2 million for a six-month period while we worked to negotiate and execute a long-term contract. We began receiving ICE detainees at our California City Facility during August 2025, under terms of the letter agreement. On September 29, 2025, we announced that we entered into a new two-year contract with ICE effective September 1, 2025. As of September 30, 2026, we cared for 1,943 individuals at the facility. On November 12, 2025, a putative class action case was filed by seven ICE detainees against ICE, seeking injunctive relief related to operation of the facility. The case was filed by attorneys affiliated with three non-governmental organizations. We moved to intervene to seek appeal of the class certification order. On February 6, 2026, the Northern District of California Court provisionally granted class certification, and ordered ICE to ensure access to medical care, disability accommodations, and recreation opportunities to detainees housed at the California City Facility. On March 30, 2026, the case was transferred to the Eastern District of California. See Note 8 of the Notes to the Consolidated Financial Statements contained in this Quarterly Report for further discussion of the pending litigation. On July 2, 2026, we sold the California City Facility to the United States of America and its assigns, by and through DHS, and we continue to manage the facility in accordance with the existing management agreement for the California City Facility with ICE.

On August 14, 2025, we announced that we had been awarded a new contract through an IGSA with ICE to resume operations at our previously idled 600-bed West Tennessee Detention Facility in Mason, Tennessee. The West Tennessee facility had been idle since September 2021. The IGSA expires in August 2030 and may be further extended through bilateral modification. We began receiving ICE detainees at the West Tennessee facility during September 2025, and as of September 30, 2026, we cared for 499 individuals at the facility.

On October 1, 2025, we announced that we had been awarded a new contract through an IGSA between the Oklahoma Department of Corrections and ICE to resume operations at our previously idled 2,160-bed Diamondback Correctional Facility in Watonga, Oklahoma. The Diamondback facility had been idle since 2010. The new contract commenced on September 30, 2025, expires in September 2029, and may be further extended through bilateral modification. We began receiving detainees in December 2025, and as of September 30, 2026, we cared for 1,950 individuals at the facility.

On August 3, 2026, we were awarded a new contract with ICE to utilize the Appleton Facility. The Appleton Facility had been idle since 2010. The new contract commenced on August 11, 2026, for a term of five years. The agreement provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations. We expect to begin receiving detainees at the Appleton Facility in the fourth quarter of 2026, with the activation estimated to be complete in the second quarter of 2027. On August 4, 2026, we sold the Appleton Facility to the United States of America and its assigns, by and through DHS, and we will manage the facility in accordance with the new management agreement for the facility with ICE.

ICE has also publicly expressed a desire to own detention facilities in certain locations. On July 2, 2026, we completed the sales of our California City Facility and our 1,994-bed Otay Mesa Detention Center in San Diego, California, or the Otay Mesa Facility, to the United States of America and its assigns, by and through DHS for an aggregate gross sales price of $732.6 million for the California City Facility and $739.2 million for the Otay Mesa Facility. Further, on August, 4, 2026, we completed the sales of the 1,600-bed Appleton Facility and the 1,033-bed Midwest Facility also to the United States of America and its assigns, by and through DHS for an aggregate gross sales price of $495.6 million for the Appleton Facility and $238.4 million for the Midwest Facility. After federal and state income taxes of approximately $0.5 billion and transaction expenses, net proceeds from the four asset sales were approximately $1.6 billion.

We expect to continue to manage the facilities sold to the United States of America and its assigns, by and through DHS under the existing management contracts with ICE related to each facility, although we expect the terms of the management contracts to be modified to reflect the change in ownership. However, we can provide no assurance that we will continue to manage these facilities in the future, or that the terms of the existing management agreements will remain the same. The management contract for the California City Facility expires in August 2027, and the management contract for the Otay Mesa Facility expires in December 2029 and contains a five-year extension option. The management contracts for the Appleton Facility and the Midwest Facility expire in August 2031 and August 2027, respectively. In addition to these asset sales, we have been in discussions with ICE about the potential acquisition of additional detention facilities from the Company. These discussions are in preliminary stages, and we can provide no assurance that any additional sales will occur.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements in this Quarterly Report are prepared in conformity with U.S. generally accepted accounting principles, or GAAP. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available which, by their nature, are subject to an inherent degree of uncertainty. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from our estimates. A summary of our significant accounting policies is described in our 2025 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those related to idle facilities and asset impairments and self-funded insurance reserves. For a discussion of our critical accounting policies and estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" presented in our 2025 Form 10-K. There were no newly identified critical accounting policies during the first nine months of 2026, nor were there any material changes to the critical accounting policies and estimates discussed in our 2025 Form 10-K.

RESULTS OF OPERATIONS

Our results of operations are impacted by the number of correctional, detention, and reentry facilities we operated, including 56 we owned and eight owned by our government partners (CoreCivic Residential), and the number of facilities we leased to government agencies (CoreCivic Properties), and the facilities we owned that were not in operation. The following table sets forth the changes in the number of facilities for the periods presented:

	Effective	CoreCivic
	Date	Residential	Properties	Total
Facilities as of December 31, 2024		63	6	69
Resumption of operations at the Dilley Facility	March 2025	1	—	1
Transition of the California City Facility to the Residential segment upon activation of a contract with ICE	April 2025	1	(1)	—
Acquisition of the Farmville Detention Center in Farmville, Virginia	July 2025	1	—	1
Sale of an idled residential reentry center in Colorado	September 2025	(1)	—	(1)
Sale of an idled non-core facility in California	December 2025	(1)	—	(1)
Facilities as of December 31, 2025 and September 30, 2026		64	5	69

Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025

Net income was $1,344.1 million, or $14.49 per diluted share, for the three months ended September 30, 2026, compared with net income of $26.3 million, or $0.24 per diluted share, for the three months ended September 30, 2025. Net income was $1,419.2 million, or $14.89 per diluted share, for the nine months ended September 30, 2026, compared with net income of $90.0 million, or $0.83 per diluted share, for the nine months ended September 30, 2025. Financial results for the three and nine months ended September 30, 2026 reflect a gain on the sale of real estate assets of $1,770.7 million, expenses associated with debt repayments and refinancing transactions of $4.0 million, a $22.1 million gain from the decrease in estimated fair value of the contingent consideration associated with the acquisition of a business, and settlement compensation associated with an executive transition of $6.4 million. Financial results for the three and nine months ended September 30, 2026 reflect $0.3 million and $3.4 million, respectively, of expenses associated with mergers and acquisitions. For the three and nine months ended September 30, 2026, income tax expense includes a net expense of $483.6 million and $482.8 million, respectively, associated with these special items. Financial results for the three and nine months ended September 30, 2025 reflect $0.8 million and $2.3 million, respectively, of expenses associated with mergers and acquisitions, an asset impairment of $1.5 million, and a gain on the sale of real estate assets of $2.5 million. For the three and nine months ended September 30, 2025, income tax expense includes a net expense of $0.1 million and a net benefit of $0.4 million, respectively, associated with these special items.

Our Current Operations

On April 1, 2026, we acquired Clinical Solutions Pharmacy, or CSP, one of the largest providers of mail order pharmacy services to correctional facilities in the United States, servicing over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states. As a result of this acquisition and to better reflect our operational strategy, during the second quarter of 2026, we changed our reporting segments to align our financial reporting with the manner in which we manage our businesses. As a result, beginning in the second quarter of 2026, we redefined our operating and reportable segments as follows:

•
CoreCivic Residential segment, consisting of the 64 correctional, detention, and reentry facilities we manage, 56 of which we owned or controlled via a long-term lease and eight of which are owned by third parties, with a design capacity of 72,000 beds.
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

The following table sets forth our segment net operating income for the three and nine months ended September 30, 2026 and 2025 as a percentage of total net operating income. For additional information, see Note 10 to the financial statements included in Part I.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Segment NOI %:
Residential	92.4%	97.3%	93.9%	97.6%
Services	6.1%	0.9%	4.5%	0.7%
Properties	1.5%	1.8%	1.6%	1.7%

Total revenue consists of management revenue we generate through CoreCivic Residential in the operation of correctional, detention, and reentry facilities, as well as the revenue we generate through CoreCivic Services from the operations of CSP, TransCor and RMS. Total revenue also consists of lease revenue we generate through CoreCivic Properties from facilities we lease to third-party operators. The following table reflects the components of revenue by segment for the three and nine months ended September 30, 2026 and 2025 (in millions). (The revenue amounts for CoreCivic Services are net of intercompany eliminations.):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Residential revenue:
Federal	$392.6	$321.3	$71.3	22.2%
State	220.0	204.9	15.1	7.4%
Local	10.7	12.4	(1.7)	(13.7%)
Other	28.6	27.1	1.5	5.5%
Total Residential revenue	651.9	565.7	86.2	15.2%
Services revenue	87.5	10.0	77.5	775.0%
Properties revenue	4.7	4.7	—	—
Total revenue	$744.1	$580.4	$163.7	28.2%

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Residential revenue:
Federal	$1,116.5	$850.2	$266.3	31.3%
State	635.3	603.1	32.2	5.3%
Local	31.3	36.9	(5.6)	(15.2%)
Other	84.0	74.2	9.8	13.2%
Total Residential revenue	1,867.1	1,564.4	302.7	19.3%
Services revenue	162.5	28.7	133.8	466.2%
Properties revenue	14.1	14.0	0.1	0.7%
Other revenue	—	0.1	(0.1)	(100.0%)
Total revenue	$2,043.7	$1,607.2	$436.5	27.2%

Total operating expenses amounted to $586.9 million and $449.6 million for the three months ended September 30, 2026 and 2025, respectively, while total operating expenses for the nine months ended September 30, 2026 and 2025, amounted to $1,590.6 million and $1,222.6 million, respectively. Total operating expenses consist of those expenses incurred in the operation and management of correctional, detention, and reentry facilities, as well as those expenses incurred in the operations of CSP, TransCor and RMS. Total operating expenses also consist of those expenses incurred in the operation of facilities we lease to third-party operators. Salaries and benefits represent the most significant component of our operating expenses, representing approximately 59% and 62% of our total operating expenses during the nine months ended September 30, 2026 and 2025, respectively.

CoreCivic Residential

CoreCivic Residential includes the operating results of the correctional, detention, and reentry facilities that we operated during each period. Total revenue generated by CoreCivic Residential increased $86.2 million, or 15.2%, from $565.7 million during the three months ended September 30, 2025 to $651.9 million during the three months ended September 30, 2026, and increased $302.7 million, or 19.3%, from $1,564.4 million during the nine months ended September 30, 2025 to $1,867.1 million during the nine months ended September 30, 2026. CoreCivic Residential net operating income increased $17.8 million, or 14.0%, from $127.4 million during the three months ended September 30, 2025 to $145.2 million during the three months ended September 30, 2026, and increased $50.2 million, or 13.4%, from $375.4 million during the nine months ended September 30, 2025 to $425.6 million during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, CoreCivic Residential generated 92.4% and 93.9%, respectively, of our segment net operating income, compared with 97.3% and 97.6%, respectively, during the three and nine months ended September 30, 2025. The decline in the percentage of net operating income generated in the CoreCivic Residential segment in both the three and nine months ended September 30, 2026 was a result of the acquisition of CSP reported in our CoreCivic Services segment.

Facility Operations. A key performance indicator we use to measure the revenue and expenses associated with the operation of the correctional, detention, and residential reentry facilities we own or manage in our Residential segment is expressed in terms of a compensated man-day, which represents the revenue we generate and expenses we incur for one individual in our care for one calendar day. Revenue and expenses per compensated man-day are computed by dividing facility revenue and expenses by the total number of compensated man-days during the period. A compensated man-day represents a calendar day for which we are paid for the occupancy of an individual in our care. We believe the measurement is useful because we are compensated for operating and managing facilities at a per diem rate based upon actual or minimum guaranteed occupancy levels. We also measure our costs on a per compensated man-day basis, which are largely dependent upon the number of individuals in our care we accommodate. Further, per compensated man-day measurements are also used to estimate our potential profitability based on certain occupancy levels relative to design capacity. Revenue and expenses per compensated man-day for all of the correctional, detention, and reentry facilities placed into service that we owned or managed were as follows for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
CoreCivic Residential Facilities:
Revenue per compensated man-day	$117.40	$111.32	$117.92	$106.96
Operating expenses per compensated man-day:
Fixed expense	66.61	63.43	66.57	59.56
Variable expense	24.65	22.82	24.47	21.73
Total	91.26	86.25	91.04	81.29
Operating income per compensated man-day	$26.14	$25.07	$26.88	$25.67
Operating margin	22.3%	22.5%	22.8%	24.0%
Average compensated occupancy	84.0%	76.7%	80.7%	76.8%
Average available beds	71,884	71,996	71,884	69,720
Average compensated population	60,352	55,236	57,998	53,577

Revenue. Total revenue in our Residential segment increased $86.2 million, or 15.2%, and $302.7 million, or 19.3%, for the three and nine months ended September 30, 2026, respectively, as compared with the same periods in 2025. The increase in both the three- and nine-month periods was primarily a result of an increase in revenue of $33.8 million and $173.6 million, respectively, driven primarily by an increase of 5.5% and 10.3%, respectively, in average revenue per compensated man-day. The increase in average revenue per compensated man-day in both periods primarily resulted from the effect of per diem increases at many of our facilities, along with a change in business mix. The increase in total revenue in both the three- and nine-month periods was also a result of an increase in revenue of $52.4 million and $129.1 million, respectively, driven by an increase in average daily compensated population from 2025 to 2026.

Average daily compensated population increased 5,116, or 9.3%, to 60,352 during the three months ended September 30, 2026, compared to 55,236 during the three months ended September 30, 2025. Average daily compensated population increased 4,421, or 8.3%, to 57,998 during the nine months ended September 30, 2026, compared to 53,577 during the nine months ended September 30, 2025. The increase in average daily compensated population was primarily a result of an increase in occupancy largely due to higher ICE populations resulting from new contracts to reactivate the Dilley Facility, the California City Facility, our West Tennessee Detention facility, our Diamondback Correctional Facility, and the Midwest Facility. These five facilities accounted for an increase in average daily compensated population of 4,775 and 4,735 during the three and nine months ended September 30, 2026, respectively, as compared with the same periods in 2025, and accounted for an increase in revenue of $71.3 million and $260.5 million during the three and nine months ended September 30, 2026, respectively, as compared with the same periods in 2025. We currently expect average daily compensated populations and revenue to continue to increase in the fourth quarter of 2026 as a result of these new contracts. In addition, our acquisition of the Farmville Detention Center effective July 1, 2025 also contributed to the increase in average daily compensated population during the nine-month period. At September 30, 2026, we cared for 677 individuals at the Farmville facility. In addition to these increases in average daily compensated population, ICE populations in our care at facilities other than those recently activated also increased during the three months ended September 30, 2026 as compared to the same period in 2025 as a result of a recent increase in detention populations nationwide. ICE populations in our care at facilities other than those recently activated decreased for the nine-month period of 2026 compared to the same period in 2025 as a result of a decrease in ICE populations nationwide during the second quarter of 2026 resulting from the partial government shutdown that centered around DHS funding, a reorganization of the DHS leadership, and the subsequent impact on enforcement activities, including redeployment of ICE agents to Transportation Security Administration checkpoints. Average daily compensated occupancy in our Residential segment was 84.0% and 76.7% during the three months ended September 30, 2026 and 2025, respectively, and was 80.7% and 76.8% during the nine months ended September 30, 2026 and 2025, respectively. This increase in average daily compensated occupancy during the nine-month period occurred despite an increase in average available beds due to the activation and transfer of the 2,560-bed California City Facility from the Properties segment to the Residential segment effective April 1, 2025. We began receiving ICE detainees at the California City Facility during August 2025 and, as of September 30, 2026, we cared for 1,943 individuals at the facility.

On August 3, 2026, we were awarded a new contract with ICE to utilize our 1,600-bed Appleton Facility located in Appleton, Minnesota, a facility that has been idle since 2010. The new contract commenced on August 11, 2026, for a term of five years. The agreement provides for a fixed monthly payment plus an incremental per diem payment based on detainee populations. Once the facility is fully activated, we expect this facility to generate total annual revenue of approximately $75.0 million. We expect to begin receiving detainees in the fourth quarter of 2026, with activation estimated to be complete in the second quarter of 2027. The activation of this facility is expected to weigh on operating margins until the facility reaches stabilized occupancy, currently expected to occur during the second quarter of 2027.

The solutions we provide to our federal customers, including primarily ICE and the U.S Marshals Service, or USMS, continue to be a significant component of our business. The federal customers in our Residential segment generated approximately 53% and 55% of our total revenue for the three months ended September 30, 2026 and 2025, respectively, increasing $71.3 million, or 22.2%, during the three months ended September 30, 2026 as compared with the same period in 2025. The federal customers in our Residential segment generated approximately 55% and 53% of our total revenue for the nine months ended September 30, 2026 and 2025, respectively, increasing $266.3 million, or 31.3%, during the nine months ended September 30, 2026 as compared with the same period in 2025. The increase in federal revenue was primarily a result of increased occupancy at certain facilities, particularly those where we have contracts with ICE, and per diem increases.

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

In addition, demand from ICE has resulted in the activation of five previously idled facilities. The following table presents the estimated total annual revenue from each of these activated facilities:

		Estimated
	Design	Annual Revenue
Facility	Capacity	(in thousands)
Dilley Immigration Processing Center	2,400	$180,000
West Tennessee Detention Facility	600	30,000
Midwest Regional Reception Center	1,033	60,000
California City Detention Facility	2,560	130,000
Diamondback Correctional Facility	2,160	100,000
Appleton Detention Facility	1,600	75,000
	10,353	$575,000

State revenues from contracts at correctional, detention, and residential reentry facilities that we operate increased $15.1 million, or 7.4%, from the third quarter of 2025 to the third quarter of 2026. State revenues increased $32.2 million, or 5.3%, from the nine months ended September 30, 2025 to the comparable period in 2026. State revenues in both periods increased primarily as a result of per diem increases under a number of our state contracts, as certain states have recognized the need to provide additional funding to address increases in the wages of our employees. State revenues also increased due to increases in average daily populations at certain of our facilities.

Operating Expenses. Operating expenses in the Residential segment increased $68.4 million, or 15.6%, during the third quarter of 2026 as compared with the same period in 2025, and increased $252.4 million, or 21.2%, during the nine months ended September 30, 2026 as compared with the same period in 2025. Operating expenses increased primarily as a result of wage increases across our portfolio. In addition, wages and other operating expenses have increased as a result of an increase in our overall staffing levels in response to the increasing demand from the federal government for capacity at our correctional and detention facilities, particularly from ICE, due to changes in immigration policies under the current presidential administration. The increase in operating expenses in both the three- and nine-month periods includes start-up related expenses at the Midwest Facility during the first quarter of 2026, when we officially activated the facility and began accepting residential populations from ICE following receipt of an SUP during the quarter. The increase in operating expenses in both periods also includes start-up related expenses at the Appleton Facility which was idle prior to the award of a new contract with ICE at the facility effective August 11, 2026. In addition, operating expenses increased during the nine months ended September 30, 2026 as compared to the same period in 2025 as a result of the acquisition of the Farmville Detention Center on July 1, 2025.

The increase in operating expenses during the nine months ended September 30, 2026, as compared with the same period in 2025, was also a result of employee retention credits, or ERCs, received in the amount of $11.0 million during the first six months of 2025, compared with $5.6 million received during the first quarter of 2026, which represented the final payment expected to be received related to ERCs. The ERCs were made available to eligible businesses that had employees and were affected during the COVID-19 pandemic under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and was extended through June 30, 2021. The CARES Act, among other things, incentivized companies to retain employees through an ERC, which compensates employers for wages of employees that were retained and could not perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions.

Total expenses per compensated man-day increased to $91.26 during the three months ended September 30, 2026 from $86.25 during the three months ended September 30, 2025, and increased to $91.04 during the nine months ended September 30, 2026 from $81.29 during the same period in the prior year. Expenses per compensated man-day increased in both periods as a result of start-up expenses at the California City Facility, the Midwest Facility, our West Tennessee Detention Facility, and our Diamondback Correctional Facility, as we had not yet reached stabilized occupancy at these facilities. Expenses per compensated man-day also increased in both periods as a result of start-up expenses at the Appleton Facility. The increase in total expenses per compensated man-day includes the effect of the termination of the funding of the IGSA associated with the Dilley Facility effective August 9, 2024. The IGSA was subsequently amended and operations resumed at the Dilley Facility in March 2025. These incremental operating expenses were also a result of the timing of ERCs received, as previously mentioned.

We continually monitor compensation levels very closely along with overall economic conditions and will adjust wage levels necessary to help ensure the long-term success of our business. Further, we continually evaluate the structure of our employee benefits package and training programs to ensure we are better able to attract and retain our employees. An inability to attract and retain sufficient personnel could prevent us from caring for additional residential populations for government agencies in need of additional capacity due to an increase in populations or an inability to adequately staff their facilities. An inability to attract and retain sufficient personnel in our existing facilities could also cause our government partners to assess liquidated damages, reduce our residential populations, or in certain circumstances, cancel our contracts. We have also been subjected to revenue deduction for staff vacancies as a result of labor shortages, which are reflected in reductions to other management revenue. Estimating revenue deduction amounts due to staff vacancies can be complex and subject to management estimates.

Variable expenses per compensated man-day increased to $24.65 during the three months ended September 30, 2026, from $22.82 during the same period in the prior year, or 8.0%, and increased to $24.47 during the nine months ended September 30, 2026 from $21.73 during the same period in the prior year, or 12.6%. The increase in variable expenses per compensated man-day in both periods was primarily due to the start-up expenses at five previously idle facilities, including the Appleton Facility, and the resumption of operations at our Dilley Facility on March 5, 2025, combined with the effect of an elevated inflation rate applicable to our variable expenses. In addition, variable expenses per compensated man-day increased from the prior year periods due to an increase in transportation services expense, which corresponds with the increased populations at certain of our facilities, as well as an overall increase in transportation needs from ICE.

Operating Margins. Operating margins in the CoreCivic Residential segment were 22.3% and 22.5% in the three months ended September 30, 2026 and 2025, respectively. Although occupancy increased during the three-month period ended September 30, 2026, the increase in occupancy was substantially attributable to the four facilities under activation. The operating margin excluding these facilities decreased slightly due to higher operating expenses, as previously described herein. Operating margins during the nine months ended September 30, 2026 and 2025 were 22.8% and 24.0%, respectively and were negatively impacted by a decline during the first half of 2026 in ICE populations in our care at facilities other than those we recently activated, resulting from the partial government shutdown that centered around DHS funding, a reorganization of the DHS leadership, and the subsequent impact on enforcement activities, including redeployment of ICE agents to Transportation Security Administration checkpoints. In addition, operating margins during the nine months ended September 30, 2026 were negatively impacted by the decrease in ERCs received during the nine months ended September 30, 2026 as compared to the same period in 2025. Operating margins in the CoreCivic Residential segment were positively impacted during the three and nine months ended September 30, 2026 by the activations of our previously idled West Tennessee facility, our Diamondback facility, the California City Facility, and the Midwest Facility. While these four facilities continue to be in various stages of activation, they are therefore not yet generating operating margins at fully activated margin percentages; however they nonetheless generated aggregate net operating income of $19.9 million and $51.8 million during the three and nine months ended September 30, 2026, respectively. Total revenue at these four facilities was $83.5 million and $225.4 million during the three and nine months ended September 30, 2026, respectively. Operating margins in the future could also be negatively impacted by modifications to our management contracts with ICE at the four recently sold detention facilities in order to reflect the change in ownership. Modifications, if any, to the management contracts have not yet occurred, but we expect these management contracts to be modified in the future to reflect the change in ownership.

Operating margins were also positively impacted during the first nine months of 2026 as compared to the same period of 2025 by the resumption of operations at the Dilley Facility. On March 5, 2025, we announced that we had agreed under an amendment to an IGSA to resume operations and care for up to 2,400 individuals at the Dilley Facility. The amended IGSA provides for a fixed monthly payment in accordance with a graduated schedule during the first six months of the agreement to correlate with the activation of the five neighborhoods within the facility, each designed to accommodate up to 480 individuals. Activation of the Dilley Facility was completed in September 2025. Previously, after nearly ten years of operation, we received notification from ICE on June 10, 2024 of its intent to terminate funding of the IGSA for services at the Dilley Facility effective August 9, 2024. We did not operate the Dilley Facility from August 9, 2024 until the resumption of operations at the facility on March 5, 2025. The operating margin at the Dilley Facility exceeds the average operating margin of our portfolio due to the size and scalability of expenses, and due to the unique design and specialized services provided at the facility. Total revenue at the Dilley Facility increased to $47.0 million and $139.1 million during the three and nine months ended September 30, 2026, respectively, from $40.6 million and $72.4 million during the same periods in 2025.

In late January 2026, nationwide ICE detention populations were at a historical high of approximately 70,800 individuals, an increase of approximately 1,000 individuals from the end of the fourth quarter of 2025. However, the partial government shutdown that centered around DHS funding, a reorganization of DHS leadership, and the subsequent impact to enforcement activities, including redeployment of ICE agents to Transportation Security Administration checkpoints, led to a decrease of approximately 10,500 in detention populations nationwide by early April 2026 to approximately 60,300. Since April 2026, ICE detention populations have increased to approximately 65,800 individuals in July 2026. ICE populations in our care declined by approximately 2,500 individuals from late January 2026 through March 31, 2026. However, ICE populations in our care increased by approximately 3,600 individuals from March 31, 2026 through September 30, 2026 and increased by approximately 1,100 individuals from January 31, 2026 through September 30, 2026. While we cannot predict if, or how quickly, ICE populations will continue to grow, we believe the presidential administration's commitment to border security and deportation remains unchanged. For example, on June 10, 2026, President Trump signed into law an approximate $70 billion budget reconciliation bill, the "Secure America Act", which secures total funding to DHS for ICE and CBP through September 30, 2029. Accordingly, we expect demand from the federal government for correctional and detention facilities in our Residential segment will continue to increase from current levels. This anticipated increase in demand could result in higher utilization of our available capacity under existing contracts, as well as through new contracts utilizing our idle correctional and detention facilities or our other existing capacity. The activation of our idle correctional and detention facilities, such as at the Appleton Facility resulting from a new management contract with ICE, generally requires three to six months to hire, train, and prepare our facilities to accept residential populations, which, depending on the contract structure, could result in substantial expense before we are able to realize additional revenue.

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

During 2024, ICE issued a request for proposal, or RFP, for up to 600 beds in New Jersey. We offered the 300-bed Elizabeth Detention Center under this RFP. Our management contract at the Elizabeth Detention Center has continued under numerous short-term extensions. During the second quarter of 2026, we agreed to extend the contract with ICE at this facility through May 31, 2031. However, we lease the Elizabeth facility from a third party under a lease agreement scheduled to expire on June 30, 2027. We can provide no assurance that we will be able to extend the lease, which could result in the termination of our contract with ICE if we are unable to extend the lease agreement or identify an alternative place of performance acceptable to ICE. We generated total revenue of $5.9 million and $17.2 million at this facility during the three and nine months ended September 30, 2026, respectively. At September 30, 2026, we cared for 258 detainees at this facility.

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

We continue to manage the California City Facility and the Otay Mesa Facility, two facilities we sold on July 2, 2026, and the Appleton Facility and the Midwest Facility, two facilities we sold on August 4, 2026, under the existing management contracts with ICE related to each facility, although we expect the terms of the management contracts to be modified in the future to reflect the change in ownership. However, since all of our contracts with ICE provide it with the ability to terminate our contracts for non-appropriation of funds or for convenience, we can provide no assurance that we will continue to manage these facilities in the future or that the terms will remain the same. The management contract for the California City Facility expires in August 2027, and the management contract for the Otay Mesa Facility expires in December 2029 and contains a five-year extension option. The management contracts for the Appleton Facility and the Midwest Facility expire in August 2031 and August 2027, respectively. In addition to these asset sales, we have been in discussions with ICE about the potential acquisition of additional detention facilities from the Company. These discussions are in preliminary stages, and we can provide no assurance that any additional sales will occur.

CoreCivic Services

CoreCivic Services includes the operating results of the complementary services we provide to the corrections industry through our wholly-owned subsidiaries, CSP, TransCor, and RMS. CSP was acquired on April 1, 2026, contributing to the increases in revenues, operating expenses, and net operating income over the comparable periods in 2025. Total revenue, before intercompany eliminations, generated by CoreCivic Services increased $89.0 million, from $21.1 million during the three months ended September 30, 2025 to $110.1 million during the three months ended September 30, 2026, and increased $165.4 million, from $58.1 million during the nine months ended September 30, 2025 to $223.5 million during the nine months ended September 30, 2026. CoreCivic Services' net operating income, also before intercompany eliminations, increased $8.5 million, from $1.1 million during the three months ended September 30, 2025 to $9.6 million during the three months ended September 30, 2026, and increased $17.8 million, from $2.7 million during the nine months ended September 30, 2025 to $20.5 million during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, CoreCivic Services generated 6.1% and 4.5%, respectively, of our segment net operating income, compared with 0.9% and 0.7%, respectively, during the three and nine months ended September 30, 2025.

On April 1, 2026, we acquired CSP, one of the largest providers of mail order pharmacy services to correctional facilities in the United States, serving over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states. The acquisition was consummated through the acquisition of 100% of the ownership interests of CS Solutions Intermediate Holdings, LLC. The estimated purchase price of $199.6 million, includes an estimated earn-out and the acquisition of working capital accounts, but excludes $4.2 million of transaction-related expenses incurred through September 30, 2026. The initial purchase price of $148.0 million, excluding the earn-out, was funded with cash on hand and borrowings under our revolving credit facility. The earn-out, which is based on specified financial targets in 2026, was estimated at a fair value of $29.5 million at September 30, 2026, compared with $51.6 million as of the acquisition date, resulting in a gain on contingent consideration of $22.1 million in the third quarter of 2026. The fair value of the earn-out will be remeasured each reporting period until settled in cash, expected in the first half of 2027. The results of operations for this business combination have been included in our consolidated financial statements from the date of the acquisition on April 1, 2026.

CoreCivic Properties

CoreCivic Properties includes the operating results of the properties we leased to government agencies during each period. Total revenue generated by CoreCivic Properties was $4.7 million during both the three months ended September 30, 2026 and 2025, and increased $.1 million, from $14.0 million during the nine months ended September 30, 2025 to $14.1 million during the nine months ended September 30, 2026. CoreCivic Properties' net operating income was $2.4 million during both the three months ended September 30, 2026 and 2025 and increased $0.7 million, from $6.4 million during the nine months ended September 30, 2025 to $7.1 million during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, CoreCivic Properties generated 1.5% and 1.6%, respectively, of our segment net operating income, compared with 1.8% and 1.7% during the three and nine months ended September 30, 2025, respectively.

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

General and administrative expenses

For the three months ended September 30, 2026 and 2025, general and administrative expenses totaled $56.4 million and $45.3 million, respectively, while general and administrative expenses totaled $144.2 million and $125.2 million during the nine months ended September 30, 2026 and 2025, respectively. General and administrative expenses consist primarily of corporate management salaries and benefits, professional fees, and other administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2026 included $0.3 million and $3.4 million, respectively, of expenses associated with mergers and acquisitions, primarily related to the acquisition of CSP, compared with $0.8 million and $2.3 million during the three and nine months ended September 30, 2025, respectively, primarily associated with the acquisition of the Farmville Detention Center. General and administrative expenses increased in the three- and nine-month periods as a result of an increase in incentive compensation, corporate salaries, transitional expenses related to executive leadership changes, including $6.4 million of settlement compensation recognized in the third quarter of 2026, and expenses associated with software-as-a-service for a new enterprise resource planning system we began implementing during the first quarter of 2026. Our implementation of such enterprise resource planning system will continue during the remainder of 2026 and 2027.

Depreciation and amortization

For the three months ended September 30, 2026 and 2025, depreciation and amortization expense totaled $33.9 million and $33.4 million, respectively, while depreciation and amortization expense totaled $103.1 million and $95.0 million during the nine months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense increased in both the three- and nine-month periods primarily as a result of additional expense resulting from the acquisitions of the Farmville Detention Center on July 1, 2025 and CSP on April 1, 2026. The increase in depreciation and amortization expense was also a result of capital expenditures made during 2025 and the first nine months of 2026 associated with previously idled facilities being activated and for additional potential idle facility activations, in order to prepare these facilities to quickly accept residential populations if opportunities arise, as well as to provide increased transportation services. We expect depreciation and amortization expense to decrease in the fourth quarter of 2026 due to the sales of four detention facilities to the United States of America and its assigns, by and through DHS during the third quarter of 2026, as previously disclosed herein.

Asset impairments

During the three months ended September 30, 2025, we and Boulder County, Colorado entered into a short-term extension through January 2026 of the contract at our Longmont Community Treatment Center in Longmont, Colorado, a facility in our Residential segment. Upon expiration of the contract, Boulder County transferred the residential population to a new sentencing facility it constructed. We engaged a broker and committed to a process to sell the Longmont facility, which continues to qualify as held for sale and remains subject to impairment assessment in each subsequent reporting period before sale. As a result, an impairment charge of $1.5 million was recognized during the third quarter of 2025 to reduce the net book value of our Longmont facility to its estimated fair value.

Interest expense, net and expenses associated with debt repayments and refinancing transactions

Interest expense is reported net of interest income and capitalized interest for the three and nine months ended September 30, 2026 and 2025. Gross interest expense was $17.0 million and $19.1 million for the three months ended September 30, 2026 and 2025, respectively, and was $65.9 million and $55.9 million for the nine months ended September 30, 2026 and 2025, respectively. Gross interest expense was based on outstanding borrowings under our revolving credit facility, or Revolving Credit Facility, and our two outstanding term loans, our Initial Term Loan and our Incremental Term Loan, or collectively, our Bank Credit Facility. During the third quarter of 2026, our Initial Term Loan and our Incremental Term Loan were repaid in full and the remaining outstanding principal amount of our 4.75% Senior Notes was redeemed. In addition, there were no borrowings outstanding under our Revolving Credit Facility as of September 30, 2026. Gross interest expense was also based on our outstanding senior unsecured notes and our outstanding non-recourse mortgage note, as well as the amortization of loan costs and unused facility fees. Gross interest income was $9.5 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, and was $17.0 million and $11.5 million, for the nine months ended September 30, 2026 and 2025, respectively. Gross interest income is earned on investments, cash and cash equivalents, and restricted cash. Interest income also includes interest income associated with the 20-year finance receivable associated with the Lansing Correctional Facility lease to the Kansas Department of Corrections, which commenced in January 2020, and amounted to $1.9 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and $5.9 million and $6.1 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, interest income also included $2.0 million and $3.7 million, respectively, for interest collected from the Internal Revenue Service on our ERCs. Total capitalized interest was $0.5 million and $1.9 million during the three and nine months ended September 30, 2026. Net interest expense during the three months ended September 30, 2026 decreased, as compared to the same period in 2025, as a result of a decrease in our average outstanding debt balance and higher cash balances resulting from net proceeds generated from the sales of four detention facilities during the third quarter of 2026. The decrease in our average outstanding debt balance was a result of debt paydowns using a portion of the net proceeds received from these facility sales. Net interest expense during the nine months ended September 30, 2026 increased $2.6 million, as compared to the same period in 2025, as a result of higher average debt balances through the second quarter of 2026 prior to the debt repayment and redemption actions during the third quarter of 2026.

During the three and nine months ended September 30, 2026, we recorded charges totaling $4.0 million associated with the redemption of our 4.75% senior unsecured notes issued in October 2017 with an original principal amount of $250.0 million and an outstanding balance at redemption of $238.5 million, or the 4.75% Senior Notes, and the repayments of our Initial Term Loan and our Incremental Term Loan, all in the third quarter of 2026.

Based on our total leverage ratio, from June 30, 2024 through December 31, 2025, loans under our Bank Credit Facility bore interest at a base rate plus a margin of 1.75% or at Term SOFR plus a margin of 2.75%, and a commitment fee equal to 0.35% of the unfunded balance of the Revolving Credit Facility. During 2026, due to an increase in our total leverage ratio, interest rates on outstanding borrowings under the Bank Credit Facility increased by 0.25% and the commitment fee increased to 0.40% of the unfunded balance of the Revolving Credit Facility. As a result of net proceeds received from the sales of four detention facilities during the third quarter of

2026, and the corresponding reduction to our total leverage ratio as of September 30, 2026, during the fourth quarter of 2026 we expect the interest rate on loans under the Bank Credit Facility to decrease to a base rate plus a margin of 1.75%, or Term SOFR plus a margin of 2.75%, and the commitment fee to decrease to 0.35% of the unfunded balance of the Revolving Credit Facility.

Gain on sale of real estate assets, net

Gain on sale of real estate assets, net during the three and nine months ended September 30, 2026 includes a $1,770.7 million gain on the sales of the California City Facility and the Otay Mesa Facility on July 2, 2026, and the Appleton Facility and the Midwest Facility on August 4, 2026.

Gain on sale of real estate assets, net during the three and nine months ended September 30, 2025 includes a $2.5 million gain on the sale of the idled Columbine Facility in September 2025.

Income tax expense

We recorded an income tax expense of $505.3 million and $10.3 million for the three months ended September 30, 2026 and 2025, respectively, and $530.1 million and $30.9 million for the nine months ended September 30, 2026 and 2025, respectively. The income tax expense related to operations for the nine months ended September 30, 2026 and 2025 was net of an income tax benefit associated with stock-based compensation vesting amounting to $1.2 million and $2.5 million, respectively. The income tax expense related to operations for the three and nine months ended September 30, 2026 also included a net expense of $483.6 million and $482.8 million related to income tax expense on the gain on the sale of real estate assets and the gain related to contingent consideration associated with the acquisition of CSP, net of an income tax benefit associated with debt repayments and refinancing transactions, mergers and acquisitions, and settlement compensation associated with an executive transition. Income tax expense related to operations for the three and nine months ended September 30, 2025 also included an income tax expense of $0.1 million and was net of an income tax benefit of $0.4 million, respectively, associated with asset impairments and the acquisition of the Farmville Detention Center, net of a gain on sale of real estate assets.

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

During 2022, the BOD approved a share repurchase program to purchase up to $225.0 million of our outstanding common stock, or Common Stock, which has subsequently been increased to up to $1.7 billion through a series of increases, including the two increases most recently of $500.0 million on August 4, 2026 and $500.0 million on November 3, 2026. Repurchases of our Common Stock are made in accordance with applicable securities laws and may be made at our discretion based on parameters set by our BOD from time to time in the open market, through privately negotiated transactions, accelerated share repurchases or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and, other than the accelerated share repurchase agreement, or ASR Agreement, does not obligate us to purchase any particular amount of our Common Stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time.

On August 10, 2026, we announced that we had entered into an ASR Agreement with a financial institution, or Dealer, to repurchase an aggregate of $500.0 million of Common Stock as part of our share repurchase program. Following our entry into the ASR Agreement and using a portion of the net proceeds from the sale of four detention facilities, we made a payment of $500.0 million to the Dealer and received 12.4 million shares of Common Stock from the Dealer, representing 80% of the $500.0 million divided by the August 7, 2026 closing trading price of the Common Stock of $32.27 per share. The final number of shares we will repurchase and the average price per share of such repurchases will be determined on the completion of the transactions contemplated by the ASR Agreement and will be based on the average of the daily volume-weighted average price of our Common Stock during the term of the ASR Agreement, less a discount and subject to adjustment pursuant to the ASR Agreement. The final settlement of the transactions is expected to occur prior to the end of the second quarter of 2027. At settlement, under certain circumstances, the Dealer may be required to deliver additional shares of Common Stock to us, or under certain circumstances, we may be required to deliver shares of Common Stock or to make a cash payment, at our election, to the Dealer. Following these transactions, exclusive of commissions, expenses and any excise taxes, we have $755.8 million of repurchase authorization remaining under our share repurchase program.

Prior to entering into the ASR Agreement, using cash on hand, cash provided by operations, and borrowing capacity under our Revolving Credit Facility, we had repurchased a total of 28.1 million shares of Common Stock under the share repurchase program at an aggregate cost of approximately $444.2 million, or $15.82 per share, including 2.3 million shares of Common Stock at a total cost of $44.7 million, or $19.08 per share, excluding costs associated with the share repurchase program, during the first quarter of 2026.

On July 2, 2026, we completed the sales of the California City Facility and the Otay Mesa Facility to the United States of America and its assigns, by and through DHS for an aggregate gross sales price of $732.6 million for the California City Facility and $739.2 million for the Otay Mesa Facility. Further, on August, 4, 2026, we completed the sales of the Appleton Facility and the Midwest Facility also to the United States of America and its assigns, by and through DHS for an aggregate gross sales price of $495.6 million for the Appleton Facility and $238.4 million for the Midwest Facility. After federal and state income taxes of approximately $0.5 billion and transaction expenses, the net proceeds from the asset sales were $1.6 billion. The four recent asset sales provide us with significant liquidity and flexibility to execute our business plan.

In addition to these asset sales, we have been in discussions with ICE about the potential acquisition of additional detention facilities from the Company. These discussions are in preliminary stages, and we can provide no assurance that any additional sales will occur.

During 2025, we invested $75.0 million of capital expenditures associated with previously idled facilities we are activating and for additional potential idle facility activations, in order to prepare these facilities to quickly accept residential populations if opportunities arise, as well as to provide increased transportation services. We currently estimate capital expenditures of $35.0 million to $40.0 million in 2026 for this purpose, including $6.7 million and $27.3 million of expenditures incurred during the three and nine months ended September 30, 2026, respectively. We could decide to incur additional capital expenditures in anticipation of additional activations if we have better visibility on specific needs and if the lead time to complete the capital expenditures exceeds the period needed to hire, train, and prepare a facility to accept residential populations. The substantial net proceeds received from the facility sales, combined with the reduction in capital expenditures expected on idle facilities in 2026, and an expectation of higher cash flows from operations in 2026 compared with 2025 primarily resulting from the activation of five idle facilities during 2025, is expected to provide us with more flexibility to deploy capital, which may include additional share repurchases (subject to restricted payment limitations in our debt agreements) debt reduction, and other growth opportunities.

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

Further, on April 1, 2026, we acquired CSP, one of the largest providers of mail order pharmacy services to correctional facilities in the United States, serving over 600 correctional facilities, including correctional facilities owned or operated by CoreCivic, across 32 states. The estimated purchase price of $199.6 million includes an estimated earn-out and the acquisition of working capital accounts, but excludes $4.2 million of transaction-related expenses incurred through September 30, 2026. The initial purchase price of $148.0 million, excluding the earn-out, was funded with cash on hand and borrowings under our Revolving Credit Facility. During 2027, we also expect to incur capital expenditures to expand the distribution capability of CSP to meet growing market demands for our pharmaceutical services.

As of September 30, 2026, we had cash on hand of $547.2 million, and $551.5 million available under our Revolving Credit Facility. We currently expect to be able to meet our cash expenditure requirements for the next year and beyond utilizing cash on hand, cash flows from operations, and availability under our Revolving Credit Facility.

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

Debt

As of September 30, 2026, we had $500.0 million principal amount outstanding of our 8.25% senior unsecured notes issued in March 2024, or the 8.25% Senior Notes. In addition, we had $129.6 million outstanding under the non-recourse senior secured notes of CoreCivic of Kansas, LLC, a wholly-owned unrestricted subsidiary of ours, or the Kansas Notes, with a fixed stated interest rate of 4.43%. We had $23.5 million of letters of credit outstanding under our Revolving Credit Facility at September 30, 2026. There was no other amount outstanding under our Revolving Credit Facility as of September 30, 2026. As of September 30, 2026, our total weighted average effective interest rate was 8.5%, while our total weighted average maturity was 4.7 years. In the future, we could elect to use our free cash flow to purchase outstanding senior unsecured notes in open market transactions, privately negotiated transactions or otherwise. We could also use our effective shelf registration statement to issue additional debt securities when we determine that market conditions and the opportunity to utilize the proceeds therefrom are favorable.

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

On April 10, 2026, we further amended our Bank Credit Facility to, among other things, obtain an Incremental Term Loan in the amount of $100.0 million from existing lenders under the Bank Credit Facility. We used the net proceeds from the Incremental Term Loan to pay down a portion of the amounts outstanding under the Revolving Credit Facility, which was used to fund the initial purchase price of CSP, and for working capital and general corporate purposes. The Incremental Term Loan was scheduled to mature on April 9, 2027, and bore interest at an applicable margin that was 0.25% in excess of the applicable margin in effect for the Initial Term Loan and Revolving Credit Facility, which are both subject to change based upon our consolidated total leverage ratio. The Incremental Term Loan was prepayable without penalty.

We used a portion of the net proceeds from the sales of the California City Facility and the Otay Mesa Facility on July 2, 2026, and the sales of the Appleton Facility and the Midwest Facility on August 4, 2026, to repay the then $270.0 million outstanding principal balance on our Revolving Credit Facility, the $100.0 million Incremental Term Loan, and the outstanding principal balance of the Initial Term Loan, amounting to $107.8 million, during the third quarter of 2026. In addition, on July 13, 2026, we delivered an irrevocable notice to the holders of the 4.75% Senior Notes, that we elected to redeem in full the 4.75% Senior Notes that remained outstanding on August 12, 2026. The principal amount of the outstanding 4.75% Senior Notes, amounting to $238.5 million, was redeemed on August 12, 2026, at a redemption price, including the applicable make-whole premium, equal to $1,002.26 per $1,000.00 of the principal amount of the then outstanding 4.75% Senior Notes, or approximately $239.0 million, plus accrued and unpaid interest on such 4.75% Senior Notes to, but not including, August 12, 2026.

We expect to use the remaining net proceeds from the four facility sales for general corporate purposes, which may include additional debt repayments and share repurchases of our common stock. The credit agreement governing the Bank Credit Facility, or the Credit Agreement, and the indenture governing the 8.25% Senior Notes, or the 2029 Notes Indenture, limit our ability to make certain restricted payments, including share repurchases. However, we are permitted to make unlimited restricted payments (i) under the Credit Agreement, to the extent our consolidated secured leverage ratio (as defined therein) for the most recently ended period of four consecutive fiscal quarters, calculated on a pro forma basis after giving effect to such restricted payment, would be equal to or less than 1.50 to 1.00 and no default exists thereunder, and (ii) under the 2029 Notes Indenture, to the extent our consolidated total leverage ratio (as defined therein) calculated on a pro forma basis after giving effect to such restricted payment, would be equal to or less than 2.00 to 1.00.

Operating Activities

During the nine months ended September 30, 2026, we reported $266.6 million of cash used in operating activities primarily as a result of income taxes paid on the gain on sale of four detention facilities, compared with cash provided by operating activities of $195.0 million for the same period in the prior year. Cash from operating activities represents the year-to-date net income, excluding the gains on sale of real estate assets and contingent consideration for acquisition of businesses, plus depreciation and amortization, changes in various components of working capital, and various non-cash charges. Cash used in operating activities was net of an increase in total net operating income, defined as revenue less operating expenses, of $68.6 million in the nine months ended September 30, 2026 compared to the same period in the prior year, partially offset by a decrease in working capital balances of $38.2 million since December 31, 2025.

Investing Activities

Our net cash flow provided by investing activities was $1,882.1 million for the nine months ended September 30, 2026 and was primarily attributable to $2,113.4 million in net proceeds from the sale of assets, as previously described herein, partially offset by capital expenditures for facility development and expansions of $11.7 million and $77.5 million for facility maintenance improvements and information technology capital expenditures, of which $27.3 million was for facility activations and transportation vehicles. Our net cash flow provided by investing activities for the nine months ended September 30, 2026 was also partially offset by $142.8 million attributable to the acquisition of CSP, as previously described herein. Our net cash flow used in investing activities was $166.8 million for the nine months ended September 30, 2025 and was primarily attributable to capital expenditures for facility development and expansions of $6.3 million and $92.9 million for facility maintenance improvements and information technology capital expenditures, of which $51.6 million was for facility activations and transportation vehicles. Our net cash flow used in investing activities for the nine months ended September 30, 2025 also included $73.4 million attributable to the acquisition of the Farmville Detention Center, partially offset by $3.7 million in net proceeds from the sale of assets.

Financing Activities

Our net cash flow used in financing activities was $1,166.3 million for the nine months ended September 30, 2026 and was attributable to net repayments of $245.0 million on our Revolving Credit Facility, $9.4 million of scheduled principal repayments under our Initial Term Loan and our non-recourse mortgage note, and $446.3 million of debt repayments related to the redemption of our 4.75% Senior Notes and the repayment in full of the amounts outstanding on our Initial Term Loan and our Incremental Term Loan, partially offset by the proceeds of $100.0 million from the Incremental Term Loan, as previously described herein. In addition, our net cash flow used in financing activities included $561.1 million for the share repurchase program, as well as the purchase and retirement of stock to satisfy withholding taxes in connection with equity-based compensation.

Our net cash flow used in financing activities was $78.5 million for the nine months ended September 30, 2025 and was attributable to $9.0 million of scheduled principal repayments under our Initial Term Loan and our non-recourse mortgage note. Our net cash flow used in financing activities also included $133.9 million for the share repurchase program our BOD authorized during the second quarter of 2022, as well as the purchase and retirement of stock to satisfy withholding taxes in connection with equity-based compensation. These cash outflows were partially offset by $65.0 million of net borrowings under our Revolving Credit Facility during the nine months ended September 30, 2025.

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

As of September 30, 2026, neither CoreCivic nor any of its subsidiary guarantors had any material or significant restrictions on CoreCivic's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries.

The indentures governing our 8.25% Senior Notes contain certain customary covenants that, subject to certain exceptions and qualifications, restrict CoreCivic's ability to, among other things, create or permit to exist certain liens and consolidate, merge or transfer all or substantially all of CoreCivic's assets. In addition, if CoreCivic experiences specific kinds of changes in control, CoreCivic must offer to repurchase all or a portion of the Senior Notes. The offer price for the Senior Notes in connection with a change in control would be 101% of the aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any, on the notes repurchased to the date of purchase. The indenture related to our 8.25% Senior Notes additionally limits our ability to incur indebtedness, make restricted payments and investments and prepay certain indebtedness.

The following tables present summarized information for CoreCivic and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among CoreCivic and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any subsidiary that is a non-guarantor (in thousands).

	September 30, 2026	December 31, 2025
Current assets	$1,202,971	$601,230
Real estate and related assets	1,999,765	2,317,198
Other assets	342,880	199,771
Total non-current assets	2,342,645	2,516,969
Current liabilities	485,696	352,122
Long-term debt, net	495,657	1,079,337
Other liabilities	282,430	277,584
Total long-term liabilities	778,087	1,356,921

	For the Nine Months Ended September 30, 2026	For the Twelve Months Ended December 31, 2025
Revenue	$2,041,853	$2,208,608
Operating expenses	1,589,309	1,691,087
Other expenses	247,275	298,485
Total expenses	1,836,584	1,989,572
Income before income taxes	1,947,362	154,285
Net income	1,417,296	113,612

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

Our reconciliation of net income to FFO and Normalized FFO for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	For the Three Months Ended September 30,
FUNDS FROM OPERATIONS:	2026	2025
Net income	$1,344,138	$26,309
Depreciation and amortization of real estate assets	24,282	25,916
Impairment of real estate assets	—	1,482
Gain on sale of real estate assets, net	(1,770,664)	(2,461)
Income tax expense for special items	480,511	273
Funds From Operations	78,267	51,519
Expenses associated with debt repayments and refinancing transactions	4,004	—
Expenses associated with mergers and acquisitions	277	781
Contingent consideration for acquisition of businesses	(22,134)	—
Settlement compensation associated with executive transition	6,428	—
Income tax expense (benefit) for special items	3,101	(218)
Normalized Funds From Operations	$69,943	$52,082

	For the Nine Months Ended September 30,
FUNDS FROM OPERATIONS:	2026	2025
Net income	$1,419,192	$89,965
Depreciation and amortization of real estate assets	75,461	75,434
Impairment of real estate assets	—	1,482
Gain on sale of real estate assets, net	(1,770,664)	(2,461)
Income tax expense for special items	480,511	273
Funds From Operations	204,500	164,693
Expenses associated with debt repayments and refinancing transactions	4,004	—
Expenses associated with mergers and acquisitions	3,425	2,319
Contingent consideration for acquisition of businesses	(22,134)	—
Settlement compensation associated with executive transition	6,428	—
Income tax expense (benefit) for special items	2,240	(645)
Normalized Funds From Operations	$198,463	$166,367

Material Cash Requirements

The following schedule summarizes our contractual cash obligations by the indicated period as of September 30, 2026 (in thousands):

	Payments Due By Year Ended December 31,
	2026 (remainder)	2027	2028	2029	2030	Thereafter	Total
Long-term debt	$1,623	$6,855	$7,370	$507,985	$8,073	$97,730	$629,636
Interest on senior and mortgage notes	22,061	46,809	46,497	25,536	4,552	22,708	168,163
Contractual facility developments and other commitments	19,894	17,865	2,392	2,392	2,392	11,938	56,873
Dilley Facility lease	12,855	51,421	51,421	51,421	9,142	—	176,260
Other leases	1,766	6,927	6,938	6,097	5,554	18,568	45,850
Total contractual cash obligations	$58,199	$129,877	$114,618	$593,431	$29,713	$150,944	$1,076,782

The cash obligations in the table above do not include future cash obligations for variable interest expense associated with the balance outstanding on our Revolving Credit Facility, if any, as projections would be based on future outstanding balances as well as future variable interest rates, and we are unable to make reliable estimates of either. Certain of our other ongoing construction projects are not currently under contract and thus are not included as a contractual obligation above as we may generally suspend or terminate such projects without substantial penalty. With respect to the Dilley Facility, the cash obligations included in the table above reflect the full contractual obligations of the lease of the site, excluding contingent payments, even though the lease agreement provides us with the ability to terminate if ICE terminates the amended IGSA associated with the facility.

We had $23.5 million of letters of credit outstanding at September 30, 2026 primarily to support our requirement to repay fees and claims under our self-insured workers' compensation plan in the event we do not repay the fees and claims due in accordance with the terms of the plan, and for a debt service reserve requirement under terms of the Kansas Notes. The letters of credit are renewable annually. We did not have any draws under these outstanding letters of credit during the nine months ended September 30, 2026 or 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is to changes in U.S. interest rates. We are exposed to market risk related to our Bank Credit Facility because the interest rates on loans under the Bank Credit Facility are subject to fluctuations in the market. If the interest rate for our outstanding indebtedness under the Bank Credit Facility was 100 basis points higher or lower (but not less than 0%) during the three and nine months ended September 30, 2026, our interest expense would have been increased or decreased by $0.3 million and $2.5 million, respectively.

As of September 30, 2026, we had $500.0 million outstanding of the 8.25% Senior Notes and $129.6 million outstanding under the Kansas Notes with a fixed interest rate of 4.43%. Because the interest rates with respect to these instruments are fixed, a hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 - July 31, 2026	—		$—		—		$255,833,941
August 1, 2026 - August 31, 2026	12,395,413	(2)	$32.27	(2)	12,395,413	(2)	$255,833,941
September 1, 2026 - September 30, 2026	—		$—		—		$255,833,941
Total	12,395,413		$32.27		12,395,413		$255,833,941

(1) On May 12, 2022, the BOD approved a share repurchase program to repurchase up to $150.0 million of the Company's outstanding common stock, or Common Stock. This original authorization, along with the dates and amounts of subsequent increases to the authorization by the BOD to the share repurchase program, are as follows (in thousands):

Date	Amount
May 12, 2022	$150,000
August 2, 2022	75,000
May 16, 2024	125,000
May 15, 2025	150,000
November 10, 2025	200,000
August 4, 2026	500,000
November 3, 2026	500,000
Total authorization	$1,700,000

Repurchases of the Company's outstanding Common Stock will be made in accordance with applicable securities laws and may be made at the Company's discretion based on parameters set by the BOD from time to time in the open market, through privately negotiated transactions, accelerated share repurchases or otherwise, subject to restricted payment limitations in our debt agreements. The share repurchase program has no time limit and, other than the accelerated share repurchase agreement, or ASR Agreement, described below, does not obligate the Company to purchase any particular amount of Common Stock. The authorization for the share repurchase program may be terminated, suspended, increased or decreased by the BOD in its discretion at any time.

On November 3, 2026, the BOD authorized an increase to the Company's existing share repurchase program pursuant to which CoreCivic may purchase up to an additional $500.0 million of Common Stock. As a result of the increase, the aggregate authorization under CoreCivic's repurchase program increased from $1.2 billion of Common Stock to up to $1.7 billion of Common Stock. Following the increased authorization and the ASR Agreement described in the footnote below, CoreCivic has $755.8 million remaining under its share repurchase program, before any additional repurchase settlements occur under the ASR Agreement, and exclusive of commissions, expenses and any excise taxes.

(2) On August 10, 2026, the Company announced that it had entered into an ASR Agreement with a financial institution, or Dealer, to repurchase an aggregate of $500.0 million of Common Stock as part of its share repurchase program. Following the entry into the ASR Agreement, CoreCivic made a payment of $500.0 million to the Dealer and received 12.4 million shares of Common Stock from the Dealer, representing 80% of the $500.0 million payment divided by the August 7, 2026 closing trading price of the Common Stock of $32.27 per share. The final number of shares the Company will repurchase and the average price per share of such repurchases will be determined on the completion of the transactions contemplated by the ASR Agreement and will be based on the average of the daily volume-weighted average price of the Common Stock during the term of the ASR Agreement, less a discount and subject to adjustment pursuant to the ASR Agreement. The final settlement of the transactions is expected to occur prior to the end of the second quarter of 2027. At settlement, under certain circumstances, the Dealer may be required to deliver additional shares of Common Stock to the Company, or under certain circumstances, the Company may be required to deliver shares of Common Stock or to make a cash payment, at its election, to the Dealer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

Except as disclosed below, during the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

On August 19, 2026, Cole Carter, Executive Vice President and Chief Administrative Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 12,540 shares of Common Stock and the charitable donation of 20,000 shares of Common Stock to an Independent Charitable Gift Fund. The duration of Mr. Carter's trading arrangement is until June 1, 2027, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

10.1

Purchase and Sale Agreement with respect to California City Facility, between CoreCivic, Inc. and the United States of America, by and through the Department of Homeland Security, dated July 2, 2026 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on July 6, 2026 and incorporated herein by reference).

10.2

Purchase and Sale Agreement with respect to Otay Mesa Facility, between CoreCivic, Inc. and the United States of America, by and through the Department of Homeland Security, dated July 2, 2026 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on July 6, 2026 and incorporated herein by reference.

10.3

Purchase and Sale Agreement with respect to Midwest Facility, between CoreCivic, Inc. and the United States of America, by and through the Department of Homeland Security, dated August 4, 2026 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 5, 2026 and incorporated herein by reference).

10.4

Purchase and Sale Agreement with respect to Prairie Facility, between CoreCivic, Inc. and the United States of America, by and through the Department of Homeland Security, dated August 4, 2026 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on August 5, 2026 and incorporated by reference.

10.5#

Transition Agreement, dated as of September 24, 2026, by and between the Company and Patrick D. Swindle (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File no. 001-16109), filed with the Commission on September 25, 2026 and incorporated herein by this reference).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of the Company's Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECIVIC, INC.

Date: November 5, 2026
/s/ Lucibeth N. Mayberry
Lucibeth N. Mayberry
President and Chief Executive Officer

/s/ David M. Garfinkle
David M. Garfinkle
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer